Form 10-Q
period 2005-09-30
FCB Bancorp
filed 2005-11-14
CIK 1331825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No.: 333-126401
FCB BANCORP
(Exact Name of Registrant as Specified in its Charter)

California (State or other jurisdiction of incorporation or organization)	20-3074387 (I.R.S. Employer Identification No.)

1100 Paseo Camarillo Camarillo, California (Address of principal executive offices)	93010 (Zip Code)
(805) 484-0534
(Registrant’s telephone number, including area code)
Not Applicable
Former name, former address and former fiscal year,
if changed since last report.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common Stock — As of September 30, 2005 there were 3,277,807 shares of the issuer’s common stock outstanding.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL INFORMATION
FCB BANCORP and subsidiaries
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	September 30, 2005	December 31, 2004

ASSETS
Cash and due from banks	$16,989	$7,194
Federal funds sold	12,255	4,055
Securities available-for-sale	77,171	77,345
Loans, net	322,156	180,527
Premises and equipment, net	10,002	4,696
Goodwill	17,241	—
Federal Home Loan Bank stock	2,372	1,992
Cash surrender value of life insurance	5,123	4,982
Accrued interest receivable and other assets	4,082	2,954

Total assets	$467,391	$283,745

LIABILITIES
Checking	$90,782	$84,699
Interest checking	21,793	21,424
Regular savings	24,395	14,639
Money market savings	61,094	52,900
Certificates of deposit, under $100,000	88,885	21,277
Certificates of deposit, $100,000 and over	74,238	32,251

Total deposits	361,187	227,190

Federal Home Loan Bank advances	47,566	32,850
Junior subordinated debentures	10,000	—
Accrued interest payable and other liabilities	3,678	1,160

Total liabilities	422,431	261,200

SHAREHOLDERS’ EQUITY
Common stock, no par value, 10,000,000 authorized; shares issued and outstanding: 3,277,807 at September 30, 2005 and 2,162,807 at December 31, 2004.	32,666	11,965
Retained earnings	12,807	10,839
Accumulated other comprehensive loss	(513)	(259)

Total shareholders’ equity	44,960	22,545

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$467,391	$283,745

See accompanying notes.

FCB BANCORP and subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2005	2004	2005	2004

INTEREST INCOME
Interest and fees on loans	$3,804	$2,757	$10,128	$8,336
Taxable interest on securities	547	581	1,716	1,452
Nontaxable interest on securities	86	73	234	225
Interest on federal funds sold	9	1	77	45

Total interest income	4,446	3,412	12,155	10,058

INTEREST EXPENSE
Interest on deposits	600	335	1,456	944
Interest on borrowings	279	195	670	395

Total interest expense	879	530	2,126	1,339

NET INTEREST INCOME	3,567	2,882	10,029	8,719

PROVISION FOR LOAN LOSSES	122	105	366	313

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,445	2,777	9,663	8,406

NONINTEREST INCOME
Service charges on deposit accounts	290	298	839	785
Earnings on cash surrender value of life insurance	57	57	168	168
Commissions on brokered loans	49	83	139	97
Net gain on sales of loans	20	—	98	75
Net servicing fees	15	12	36	32
Net gain (loss) on sales of securities	—	12	2	24
Other income	77	47	169	212

Total noninterest income	508	509	1,451	1,393

     See accompanying notes.

FCB BANCORP and subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS — continued

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2005	2004	2005	2004

NONINTEREST EXPENSE
Salaries and employee benefits	$1,521	$1,373	$4,541	$4,074
Premises and equipment	445	335	1,220	927
Data processing	145	199	418	609
Legal, audit, and other professional services	116	109	377	269
Printing, stationary, and supplies	39	40	133	104
Telephone	39	38	111	111
Directors’ fees	33	33	99	95
Advertising and marketing	79	106	288	275
Postage	20	15	48	60
Other expenses	290	133	708	563

Total noninterest expense	2,727	2,381	7,943	7,087

INCOME BEFORE PROVISION FOR INCOME TAXES	1,226	905	3,171	2,712

PROVISION FOR INCOME TAXES	464	308	1,203	949

NET INCOME	$762	$597	$1,968	$1,763

EARNINGS PER SHARE
Basic	$0.35	$0.28	$0.91	$0.86
Diluted	$0.35	$0.27	$0.90	$0.83
See accompanying notes.

FCB BANCORP and subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004

Unrealized holding gains (losses) on securities available-for-sale arising during the period	$(282)	$1,339	$(431)	$(664)

Reclassification adjustments for (gains) included in net income	—	(12)	(2)	(24)

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX	(282)	1,327	(433)	(688)
Income tax (expense) benefit related to items of other comprehensive income	116	(561)	175	248

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(166)	766	(258)	(440)

NET INCOME	762	597	1,968	1,763

COMPREHENSIVE INCOME	$596	$1,363	$1,710	$1,323

See accompanying notes.

FCB BANCORP and subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
	Common Stock			Other	Total
(dollars in thousands,	Shares		Retained	Comprehensive	Shareholders’
except share data)	Outstanding	Amount	Earnings	Income (Loss)	Equity

BALANCE, December 31, 2003	1,983,508	$10,262	$8,404	$(301)	$18,365
Comprehensive income	—	—	2,435	42	2,477
Exercise of warrants	179,299	1,703	—	—	1,703

BALANCE, December 31, 2004	2,162,807	11,965	10,839	(259)	22,545
Comprehensive income	—	—	1,968	(254)	1,714
Issuance of Common Stock	1,115,000	20,701	—	—	20,701

BALANCE, September 30, 2005	3,277,807	$32,666	$12,807	$(513)	$44,960
See accompanying notes.

FCB BANCORP and subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine Months Ended September 30,
	2005	2004
(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,968	$1,763
Adjustments to reconcile net income to net cash from operating activities:
Realized gains on sale of securities and loans	(100)	(99)
Net amortization of premiums on securities available-for-sale	280	419
Federal Home Loan Bank stock dividends	(43)	(65)
Provision for loan losses	366	313
Deferred income taxes	183	1
Depreciation and amortization	376	316
Net appreciation in cash surrender value of life insurance	(141)	(160)
Change in accrued interest receivable and other assets	(291)	(159)
Change in accrued interest payable and other liabilities	1,468	727

Net cash from operating activities	4,066	3,056

CASH FLOWS FOR INVESTING ACTIVITIES
Net change in federal funds sold	3,200	15,780
Proceeds from maturities, calls, and paydowns of securities available-for-sale	12,112	12,188
Proceeds from sales of securities available-for-sale	774	3,346
Purchases of securities available-for-sale	(6,516)	(26,828)
Purchase of Federal Home Loan Bank stock	(337)	(398)
Net increase in loans	(23,922)	(15,498)
Cash paid, net of cash received for net assets of bank subsidiary	(29,585)	—
Purchases of premises and equipment, net	(1,666)	(995)

Net cash from investing activities	(45,940)	(12,405)

See accompanying notes.

FCB BANCORP and subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOW — continued

	Nine Months Ended September 30,
	2005	2004
(in thousands)

CASH FLOW FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	6,252	(3,051)
Increase in Federal Home Loan Bank advances	14,716	10,665
Proceeds from issuance of junior subordinated debentures	10,000	—
Proceeds from issuance of common stock	20,701	—
Proceeds from exercise of warrants	—	1,703

Net cash from financing activities	51,669	9,317

CHANGE IN CASH AND DUE FROM BANKS	$9,795	$(32)

CASH AND DUE FROM BANKS, beginning of period	7,194	7,770

CASH AND DUE FROM BANKS, end of period	$16,989	$7,738

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,965	$1,299
Income taxes	$1,037	$1,015

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Change in fair value of securities available-for-sale, net of taxes	$(254)	$(392)
See accompanying notes.

NOTE A — BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATION
FCB Bancorp is a new bank holding company arising from a transaction in which the shareholders of First California Bank exchanged their common stock for that of FCB Bancorp on a share-for-share basis. As a result of this transaction First California Bank became a wholly-owned subsidiary of FCB Bancorp on September 30, 2005. FCB Bancorp and First California Bank are related entities; accordingly, the consolidated financial position and results of operations as of and for the three and nine months ended September 30, 2005 and all other prior periods have been restated to reflect the combined entities.
The accompanying unaudited consolidated financial statements for FCB Bancorp and subsidiaries include the parent company, FCB Bancorp (“FCB”), and its wholly-owned subsidiaries, First California Bank, South Coast Commercial Bank, FCB Statutory Trust I, and SC Financial (all collectively referred to as the “Company”). SC Financial is an inactive subsidiary and FCB Statutory Trust I is special purpose entity formed to issue trust preferred securities and related junior subordinated debentures. First California Bank is a commercial bank doing business primarily in Ventura County, California and South Coast Commercial Bank is a commercial bank doing business primarily in Orange County, California.
These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2004. A summary of our significant accounting policies is included in the notes that accompany the consolidated financial statements.
These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a basis consistent with the accounting policies reflected in the audited consolidated financial statements for the year ended December 31, 2004. They do not, however, include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.
NOTE B — ACQUISITION OF SOUTH COAST BANCORP, INC.
On September 30, 2005, FCB completed the acquisition of South Coast Bancorp, Inc. and its wholly-owned subsidiaries, South Coast Commercial Bank and SC Financial. SC Financial is an inactive subsidiary. Shareholders of South Coast Bancorp, Inc. received cash of $36.0 million in exchange for their common shares; South Coast Bancorp Inc. was then merged with and into FCB.
The acquisition was accounted for using the purchase method of accounting; accordingly, the assets acquired and liabilities assumed of South Coast Bancorp, Inc. were recorded at their respective fair values as of the date of the acquisition. Goodwill, which is the excess of the purchase price over the fair value of the net assets acquired, was recorded at $17.2 million. At the time of acquisition, South Coast Bancorp, Inc. had the following assets and liabilities:

(in thousands)	As of
September 30, 2005
Assets
Cash and due from banks	$6,484
Federal funds sold	11,400
Securities	6,972
Loans	119,050
Allowance for loan losses	(1,184)
Premises and equipment, net	1,612
Other assets	622
Goodwill	—

Total	$144,956

Liabilities and Net Assets
Deposits	$127,178
Borrowings	—
Other liabilities	1,051

Total liabilities	128,229

Book value of net assets	16,727

Total	$144,956

The following information presents the pro forma results of operations for the nine months ended September 30, 2005 and the year ended December 31, 2004, as though the acquisition had occurred on January 1, 2004. The pro forma data was derived by combining the historical consolidated financial information of FCB and South Coast Bancorp, Inc. using the purchase method of accounting for business combinations. In addition, the effect of severance and other merger related charges have been excluded, the effects of the stock and debt offerings have been included, and the income tax effects for all adjustments as well as the income tax effects on the pre-tax earnings of South Coast Bancorp, Inc. (which was an S Corporation for the periods presented) have been provided using a combined statutory tax rate of 41.15 percent. The pro forma results do not necessarily indicate results that would have been obtained had the acquisition actually occurred on January 1, 2004 or the results that may be achieved in the future.

(in thousands, except per share)	Pro forma Results of Operations
	Three months ended	Nine months ended	Year ended
	September 30, 2005	September 30, 2005	December 31, 2004
Net interest income	$5,155	$14,517	$17,092
Noninterest income	579	1,633	2,640
Noninterest expense	3,547	10,585	13,101
Provision for loan losses	160	395	363

Income before tax	2,027	5,170	6,268
Income taxes	831	2,073	2,374

Net income	$1,196	$3,097	$3,894

Earnings per share
Basic	$0.36	$0.94	$1.22
Diluted	$0.36	$0.94	$1.20
Weighted average shares
Basic	3,278	3,278	3,195
Diluted	3,293	3,300	3,251

The following table shows the pro forma adjustments to the combined historical consolidated financial information necessary to reflect the merger based on the purchase method of accounting.

(in thousands)	Nine months ended	Year ended
	September 30, 2005	December 31, 2004
	incresase (decrease)
Net interest income
Securities discount	$18	$44
Loan premium	(10)	(13)
Deposit discount	(141)	(211)
Junior subordinated debt interest	459	615
Noninterest expense
Premises & equipment	11	14
Intangible amortization	52	69
Organization expenses	(50)	50
Severance and related merger charges	(1,733)	—
Income taxes
Income taxes	802	950
The fair value of assets acquired and liabilities assumed as of the September 30, 2005 acquisition date were recorded as follows:

(in thousands)	As of
September 30, 2005
Assets
Cash and due from banks	$6,415
Federal funds sold	11,400
Securities	6,904
Loans	119,159
Allowance for loan losses	(1,184)
Premises and equipment, net	4,016
Other assets	1,345

Total	$148,055

Liabilities and Net Assets
Deposits	$127,647
Other liabilities	1,050

Total liabilities	128,697

Fair value of net assets	19,358

Total	$148,055

The purchase price was as follows:

(in thousands)
Cash paid to common shareholders of South Coast Bancorp, Inc.	$36,000
Transaction costs — investment banking, legal and accounting fees	400
Estimated restructuring charges	200

Total	$36,600

NOTE C — EARNINGS PER SHARE
The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute earnings per share. Figures are in thousands, except earnings per share data.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2005		2004		2005		2004
(dollars in thousands, except per share data)	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic
Income available to common shareholders	$762	$762	$597	$597	$1,968	$1,968	$1,763	$1,763

Weighted average common shares Outstanding	2,174,927	2,174,927	2,162,807	2,162,807	2,166,891	2,166,891	2,052,385	2,052,385

Net effect of dilutive warrants and options – based on the treasury stock method using average market price	14,886	—	11,710	—	22,475	—	66,672	—

	2,189,813	2,174,927	2,174,517	2,162,807	2,189,366	2,166,891	2,119,057	2,052,385

Earnings per share	$0.35	$0.35	$0.27	$0.28	$0.90	$0.91	$0.83	$0.86

NOTE D — SECURITIES
The amortized cost and estimated fair values of securities available-for-sale at September 30, 2005 and December 31, 2004 are summarized as follows:

		Gross	Gross	Estimated
September 30, 2005	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(in thousands)
Mortgage-backed securities	$47,443	$19	$(802)	$46,660
Collateralized mortgage Obligations	3,469	27	(49)	3,447
U.S. Treasury securities	7,796	0	(86)	7,710
Municipal securities	9,142	92	(20)	9,214
U.S. agency securities	10,261	—	(120)	10,141

Securities available-for-sale	$78,110	$138	$(1,077)	$77,171

		Gross	Gross	Estimated
December 31, 2004	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(in thousands)
Mortgage-backed securities	$56,348	$126	$(622)	$55,852
Collateralized mortgage obligations	4,915	57	(8)	4,964
U.S. Treasury securities	2,993	—	(10)	2,983
Municipal securities	6,733	90	(16)	6,807
U.S. agency securities	6,796	—	(57)	6,739

Securities available-for-sale	$77,785	$273	$(713)	$77,345

Management has evaluated the unrealized losses on securities and determined that the decline in value at September 30, 2005 and December 31, 2004 is temporary and is related to the fluctuation in market prices since purchase.
NOTE E — LOANS AND ALLOWANCE FOR LOAN LOSSES
The loan portfolio consists of the following:

(dollars in thousands)	September 30,	December 31,
	2005	2004
Commercial real estate	$224,383	$83,457
Commercial loans	56,271	68,996
Construction loans	23,004	12,330
Home equity loans	7,482	2,114
Home mortgage	10,696	11,558
Installment and credit card	4,315	4,418

Total loans	326,151	182,873
Allowance for loan losses	(3,995)	(2,346)

	$322,156	$180,527

Changes in the allowance for loan losses are as follows:

(dollars in thousands)	Third quarter		Nine months ended September 30,
	2005	2004	2005	2004
Beginning balance	$2,593	$2,533	$2,346	$2,325
Balance acquired in purchase	1,184	—	1,184	—
Provision for loan losses	122	105	366	313
Loans charged-off	—	(73)	(73)	(86)
Recoveries on loans charged-off	96	—	172	13

Ending balance	$3,995	$2,565	$3,995	$2,565

NOTE F – STOCK-BASED COMPENSATION
     The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its 2003 Stock Option Plan using the intrinsic value-based method. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of the Company’s stock at the date of each grant. Had compensation cost for the grants under the 2003 Stock Option Plan been determined consistent with the fair value-based method defined in Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” net income and earnings per common share for the three and nine months ended September 30, 2005 and 2004 would approximate the pro forma amounts shown below (in thousands, except per share data).

(dollars in thousands, except per share data)	Three months ended September 30, 2005		Nine months ended September 30, 2005
	2005	2004	2005	2004
Net income, as reported	$762	$597	$1,968	$1,763
Total stock-based employee compensation expense determined under fair value-based methods for all awards, net of related tax effects	(6)	(3)	(19)	(10)

	$754	$594	$1,949	$1,753
Pro forma net income
Earnings per share:
Diluted — as reported	$0.35	$0.27	$0.90	$0.83
Diluted — pro forma	$0.34	$0.27	$0.89	$0.83
Basic — as reported	$0.35	$0.28	$0.91	$0.86
Basic — pro forma	$0.35	$0.27	$0.90	$0.85
     The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for the three and nine months ending September 30, 2005 and 2004.

	Three months ended September 30, 2005		Nine months ended September 30, 2005
	2005	2004	2005	2004
Dividend yield	None	None	None	None
Expected life	5 years	6 years	5 years	6 years
Expected volatility	Nil	Nil	Nil	Nil
Risk-free rate	4.17%	3.95%	4.17%	3.95%
NOTE G – RECENTLY ISSUED ACCOUNTING STANDARDS
     In May 2005, Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The Company is required to adopt this statement for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and does not expect the adoption to have a material affect on its financial statements.
     In December 2004, the FASB issued FAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29. This Standard modifies the accounting for nonmonetary exchanges of similar productive assets. The Company was required to adopt the Standard on July 1, 2005, and does not expect the adoption to have a material affect on its financial statements. In November 2004, the FASB issued FAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This Standard requires that items such as idle facility expense and excess spoilage be recognized as current period charges. Under ARB No. 43, such costs were considered inventoriable costs unless they were considered so abnormal as to require immediate expensing. The Company is required to adopt the Standard on January 1, 2006, and does not expect the adoption to have a material affect on its financial statements.
     In March 2005, the FASB issued FIN 47 which clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143), refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement.
     Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when occurred — generally upon acquisition, construction, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for the Company). The Company has not yet determined the full impact of implementing FIN 47, but it is not expected to have a material impact on the Company’s financial position, results of operations or cash flows. The Company plans to implement FIN 47 by December 31, 2005.
     On April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payments, a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R was to be effective for us on July 1, 2005. The new rule permits public companies to delay adoption of SFAS No. 123R to the beginning of their next fiscal period beginning after June 15, 2005, which for us would be as of January 1, 2006. SFAS No. 123R addresses the accounting for transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123R eliminates the ability to account for share-based compensation transactions under the intrinsic-value method utilizing Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using the fair-value method. We will adopt SFAS 123R on January 1, 2006, and are presently reviewing the standard to determine what effect, if any, it will have on our financial condition and results of operations.

     Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion is designed to provide a better understanding of significant trends related to the consolidated results of operations and financial condition of FCB Bancorp (“FCB”) and its wholly-owned subsidiaries First California Bank, South Coast Commercial Bank, FCB Statutory Trust I, and SC Financial (together referred to as “the Company,” ”us,” “we,” “our”). SC Financial is an inactive subsidiary and FCB Statutory Trust I is a special purpose entity formed to issue FCB’s junior subordinated debentures. First California Bank is a commercial bank doing business primarily in Ventura County, California. South Coast Commercial Bank is a commercial bank doing business primarily in Orange County, California.
     This discussion and information is derived from our unaudited consolidated financial statements and related notes for the three and nine months ended September 30, 2005 and 2004 and our audited consolidated financial statements and related notes for the three years ended December 31, 2004, 2003, and 2002. You should read this discussion in conjunction with those consolidated financial statements.
     This Quarterly Report on Form 10-Q contains certain forward-looking information about the Company and its subsidiaries, which statements are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking statements. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company. We caution readers that a number of important factors could cause actual results to differ materially from those expressed in, implied or projected by, such forward-looking statements. Risks and uncertainties include, but are not limited to:
•	revenues are lower than expected;

•	credit quality deterioration which could cause an increase in the provision for credit losses;

•	competitive pressure among depository institutions increases significantly;

•	the Company’s ability to complete planned acquisitions, to successfully integrate acquired entities, or to achieve expected synergies and operating efficiencies within expected time-frames or at all;

•	the integration of acquired businesses costs more, takes longer or is less successful than expected;

•	the cost of additional capital is more than expected;

•	a change in the interest rate environment reduces interest margins;

•	asset/liability repricing risks and liquidity risks;

•	general economic conditions, either nationally or in the market areas in which the Company does or anticipates doing business, are less favorable than expected;

•	the economic and regulatory effects of the continuing war on terrorism and other events of war, including the war in Iraq;

•	legislative or regulatory requirements or changes adversely affecting the Company’s business;

•	changes in the securities markets; and

•	regulatory approvals for announced or future acquisitions cannot be obtained on the terms expected or on the anticipated schedule.
     If any of these risks or uncertainties materializes, or if any of the assumptions underlying such forward-looking statements proves to be incorrect, our results could differ materially from those expressed in, implied or projected by, such forward-looking statements. The Company assumes no obligation to update such forward-looking statements.
Critical accounting policies
     The discussion and analysis of our consolidated results of operations and financial condition are based upon our unaudited and audited consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, income and expense, and the related disclosures of contingent assets and liabilities at the date of these consolidated financial statements. We believe these estimates and assumptions to be reasonably accurate; however, actual results may differ from these estimates under different assumptions or circumstances. The following are our critical accounting policies.
Allowance for loan losses
     An estimate of probable losses incurred in the loan portfolio is necessary in determining the amount of the allowance for loan losses which is presented as a reduction of our loan balances. The provision for loan losses, charged to operations, is the amount that is necessary to establish the allowance. The information used by us to make this estimate is described later in this section and in the notes to the consolidated financial statements. The allowance for loan losses was $3,995,000 at September 30, 2005 and was $2,346,000 at December 31, 2004.
Income taxes
     An estimate of probable income tax benefits that will not be realized in future years is required in determining the necessity for a valuation allowance for deferred tax assets. The information used by us to make this estimate is described later in this section and in the notes to the consolidated financial statements. Net deferred tax assets were $896,000 at September 30, 2005 and were $448,000 at December 31, 2004; there was no valuation allowance at either period end.
Overview
     FCB is a new bank holding company arising from a transaction in which the shareholders of First California Bank exchanged their common shares for that of FCB on a share-for-share basis. As a result of this transaction First California Bank became a wholly-owned subsidiary of FCB on September 30, 2005. FCB and First California Bank are related entities; accordingly, the consolidated financial position and results of operations as of and for the three and nine months ended September 30, 2005 and all other prior periods have been restated to reflect the combined entities.
     Also on September 30, 2005, FCB completed the acquisition of South Coast Bancorp, Inc. and its wholly-owned subsidiaries, South Coast Commercial Bank and SC Financial. SC Financial is an inactive subsidiary. Shareholders of South Coast Bancorp, Inc. received cash of $36.0 million in exchange for their common shares; South Coast Bancorp, Inc. was then merged with and into FCB.
     In connection with this acquisition, FCB issued 1,115,000 shares of common stock to accredited investors at $19.75 per share on September 30, 2005. Net proceeds from this offering were $20.7 million. In addition, FCB issued $10.0 million of junior subordinated debentures [commonly referred to as trust preferred securities] on September 30, 2005. Substantially all the proceeds from these offerings were used to fund the acquisition.

     The acquisition was accounted for using the purchase method of accounting; accordingly, the September 30, 2005 consolidated financial position of the Company includes the fair value of the assets acquired and the liabilities assumed of South Coast Bancorp, Inc. The consolidated results of operations however, before the merger with South Coast Bancorp, Inc. for the three and nine months ended September 30, 2005 and all prior periods, reflect only the activities of the Company.
     Net income for the third quarter of 2005 increased 28 percent to $762,000 or $0.35 per diluted share compared with $597,000 or $0.27 per diluted share for the third quarter of 2004. For the first nine months of 2005, net income was $1,968,000 or $0.90 per diluted share compared with $1,763,000, or $0.83 per diluted share for the same period last year. The earnings per share data for 2005 reflect the increase in outstanding weighted average shares that resulted from the issuance of 1,115,000 new shares at the end of third quarter.
     The following table presents a summary of net income:

(in thousands, except per share)	Three months ended September 30,		Nine month ended September 30,
	2005	2004	2005	2004
Net income	$762	$597	$1,968	$1,763

Basic earnings per share	$0.35	$0.28	$0.91	$0.86
Diluted earnings per share	$0.35	$0.27	$0.90	$0.83

Basic weighted average shares	2,175	2,163	2,167	2,052
Diluted weighted average shares	2,190	2,175	2,189	2,119
     The following table presents the unaudited pro forma results of operations for the three and nine months ended September 30, 2005 and the year ended December 31, 2004 as if the merger, common stock issuance and trust preferred issuance had occurred on January 1, 2004. The pro forma results of operations include estimates and assumptions that were made solely for purposes of developing this pro forma information and are not necessarily an indication of the results that would have been achieved had the acquisition been consummated at the first of the year or that may be achieved in the future.

(in thousands, except per share)	Three Months Ended	Nine Months Ended	Year Ended
	September 30, 2005	September 30, 2005	December 31, 2004
Net income as reported	$762	$1,968	$2,435
Pro forma combined net income	$1,196	$3,097	$3,894

Earnings per share as reported:
Basic	$0.35	$0.91	$1.17
Diluted	$0.35	$0.90	$1.14

Pro forma combined earnings per share:
Basic	$0.36	$0.94	$1.22
Diluted	$0.36	$0.94	$1.20

Average shares outstanding as reported:
Basic	2,175	2,167	2,080
Diluted	2,190	2,189	2,136

Pro forma average shares outstanding:
Basic	3,278	3,278	3,195
Diluted	3,293	3,300	3,251
The pro forma diluted per share for the nine months period ended September 30, 2005 is approximately 4 percent higher than the respective reported amount

Results of Operations
Net interest income
     Net interest income is the difference between interest and fees earned on loans, securities and federal funds sold [these asset classes are commonly referred to as earning assets] and the interest paid on deposits and borrowings [these liability classes are commonly referred to as interest-bearing funds]. Net interest margin is net interest income expressed as a percentage of earning assets.
     Net interest income for the three months ended September 30, 2005 increased to $3,567,000, up 24 percent from $2,882,000 for the three months ended September 30, 2004. Net interest income for the first nine months of 2005 was $10,028,000, an increase of 15 percent from $8,719,000 posted for the same period last year.
     The net interest margin on a tax equivalent basis for the third quarter of 2005 was 5.09 percent compared with 5.02 percent for the second quarter of 2004 and 4.84 percent for the first quarter of 2005. The net interest margin has increased each quarter since the third quarter of 2004 reflecting the asset-sensitive nature of our balance sheet. We should continue to experience an increase in net interest margin as the prime rate increases.
     For the first nine months of 2005 and 2004 the net interest margin was 4.95 percent and 4.79 percent respectively.
     Average loans for the nine months ended September 30, 2005 were $191,583,000 and represented 71 percent of average earning assets, compared with 68 percent of average earning assets for the year ended December 31, 2004. Average securities for the first nine months of 2005 were $75,605,000 and represented 28 percent of average earning assets, down from last year when average securities were 29 percent of average earning assets for the year ended December 31, 2004.
     Average deposits for the nine months ended September 30, 2005 were $233,916,000 and represented 86 percent of average earning assets, compared with 87 percent of average earning assets for the year ended December 31, 2004. Average FHLB advances for the first nine months of 2005 were $33,011,000 compared with $29,706,000 for the year ended December 31, 2004.
     The following table presents average balances and interest income or interest expense, with resulting average yield or rates on a tax equivalent basis, by earning asset or interest bearing liability category:

	Nine months ended September 30,
	2005			2004
	Average	Income/	Average	Average	Income/	Average
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Loans:
Commercial	$84,006	$4,937	7.86%	$68,241	$3,748	7.34%
Real estate	100,470	4,835	6.43%	93,477	4,269	6.10%
Consumer	7,107	356	6.69%	5,348	319	7.97%

Total loans	191,583	10,128	7.07%	167,066	8,336	6.67%

Securities:
Taxable	67,563	1,716	3.39%	64,657	1,453	2.99%
Nontaxable	8,042	234	5.88%	7,433	225	6.13%

Total securities	75,605	1,950	3.65%	72,090	1,678	3.32%

Federal funds sold	3,540	75	2.88%	5,654	45	1.06%
Deposits with banks	52	1	1.37%	110	1	0.65%

Total earning assets	270,780	12,154	6.06%	244,920	10,060	5.53%

Non-earning assets	21,371			19,382

Total assets	$292,151			$264,302

Liabilities and shareholder’s equity
Interest bearing deposits:
Interest bearing demand deposits	$20,148	16	0.10%	$19,705	16	0.11%
Savings	63,584	389	0.82%	60,986	366	0.80%
Certificates of deposit	56,225	1,051	2.50%	51,985	562	1.44%

Total interest bearing deposits	139,958	1,456	1.39%	132,676	944	0.95%

Borrowed funds:
FHLB advances	33,122	670	2.70%	29,271	394	1.80%

Total borrowed funds	33,122	670	2.70%	29,271	396	1.81%

Total interest bearing funds	173,080	2,126	1.64%	161,947	1,340	1.11%

Noninterest bearing demand deposits	93,958			81,479
Other liabilities	1,294			1,307
Shareholders’ equity	23,820			19,569

Total liabilities and shareholder’s equity	$292,151			$264,302

Net interest income		$10,028			$8,719
Net interest margin (tax equivalent)			4.95%			4.79%
     Net interest income is affected by changes in the level and mix of average earning assets and average interest-bearing funds. The changes between periods in these balances are referred to as balance changes. The effect on net interest income from changes in average balances is measured by multiplying the change in the average balance between the current period and the prior period by the prior period average rate. Net interest income is also affected by changes in the average rate earned or paid on earning assets and interest-bearing funds and these are referred to as rate changes. The effect on net interest income from changes in average rates is measured by multiplying the change in the average rate between the current period and the prior period by the prior period average balance. Changes attributable to both rate and balance are allocated on a pro rata basis to the change in average balance and the change in average rate.
     The following tables present the changes in net interest income attributable to balances and rates for the periods indicated:

Analysis of changes in net interest income and expense for the nine months ended September 30,

(dollars in thousands)	2005 to 2004 due to:
	Rate	Volume	Total
Interest income
Interest on loans	$567	$1,223	$1,790
Interest on securities	191	82	273
Interest on Federal funds sold	48	(17)	31

Total interest income	806	1,288	2,094

Interest expense
Interest bearing demand deposits	(1)	—	(1)
Savings	8	16	24
Certificates of deposit	443	46	489

Total interest on deposits	450	62	512

Interest on borrowings	221	52	273

Total interest expense	671	114	785

Net interest income	$135	$1,174	$1,309

Provision for loan losses
     The provision for loan losses for the three months ended September 30, 2005 was $122,000 compared with $105,000 for the same period a year ago. For the nine months ended September 30, 2005, the provision for loan losses was $366,000 compared with $313,000 for the year ago period.
Noninterest income
     Noninterest income for the third quarter of 2005 was $508,000 compared with $509,000 for the third quarter of 2004. The third quarter of 2004 included securities transactions gains of $12,000. There were no securities transactions in the third quarter of 2005. Service charges, fees and other income for the third quarter of 2005 totaled $439,000 compared with $414,000 for the third quarter of 2004. Loan commissions and sales totaled $69,000 for the third quarter of 2005 compared with $83,000 for the third quarter of 2004.
     For the first nine months of 2005, noninterest income was $1,451,000 compared with $1,393,000 for the same period a year ago. Excluding securities transactions, noninterest income for the first nine months of 2005 was up 6 percent on higher levels of loan commissions and sales.

     The following table presents a summary of noninterest income:

(dollars in thousands)	Third quarter		Nine months ended September 30,
	2005	2004	2005	2004
Service charges, fees & other income	$439	$414	$1,212	$1,197
Loan commissions & sales	69	83	237	172
Gains(losses) on sales of securities	—	12	2	24

Noninterest income	$508	$509	$1,451	$1,393

Noninterest expense
     Noninterest expense for the three months ended September 30, 2005 was $2,727,000, up from $2,381,000 for the same period a year ago. For the first nine months of 2005, noninterest expenses were $7,943,000, up from $7,087,000 a year ago. The increase in noninterest expenses reflects principally the increase in salaries and benefits costs and premises and equipment costs stemming from the new Simi Valley branch that opened in January 2005, the expansion of our Westlake Village office in the fourth quarter of 2004 and our move into a new operations center in the fourth quarter of 2004. Notwithstanding the increase in operating expenses, the efficiency ratio [the amount of noninterest expense as a percentage of the sum of net interest income and noninterest income, excluding securities transactions] improved to 66.93 percent for the third quarter of 2005 from 70.46 percent for the same period a year ago. The improvement reflects higher net interest income from the growth in our portfolio of loans and the general increase in interest rates as well as our ability to generate low-cost deposits from our expanding branch network. For the first nine months of 2005, the efficiency ratio was 69.20 percent compared with 70.24 percent for the same period last year.
     The following table presents a summary of noninterest expense:

(dollars in thousands)	Third quarter		Nine months ended September 30,
	2005	2004	2005	2004
Salaries and employee benefits	$1,521	$1,373	$4,541	$4,074
Premises and equipment	445	335	1,220	927
Other expenses	761	673	2,182	2,086

Noninterest expense	$2,727	$2,381	$7,943	$7,087

Efficiency ratio	66.93%	70.46%	69.20%	70.24%
Income taxes
     The provision for income taxes for the third quarter of 2005 was $464,000 compared with $308,000 for the third quarter of 2004. The effective tax rate [the provision for income taxes as a percentage of pretax income] was 37.8 percent for the third quarter of 2005 compared with 34.0 percent for third quarter of 2004. For the first nine months of 2005, the effective tax rate was 37.9 percent compared with 35.0 percent for the same period last year.
     The combined federal and state statutory rate for all periods was 41.15%. The effective tax rate was less than the combined statutory tax rate as a result of excluding from taxable income interest income on municipal securities and the earnings on the cash surrender value of life insurance.
Financial Condition
Lending and credit risk
     We provide a variety of loan and credit-related products and services to meet the needs of borrowers primarily located in the California counties of Ventura, Los Angeles, and Orange. Business loans, represented by commercial real estate loans, commercial loans and construction loans comprise the largest portion of the loan portfolio. Consumer or personal loans, represented by home mortgage, home equity and installment loans comprise a smaller portion of the loan portfolio.

     Credit risk is the risk to earnings or capital arising from an obligor’s failure to meet the terms of any contract with us or otherwise to perform as agreed. Credit risk is found in all activities in which success depends on counterparty, issuer, or borrower performance. Credit risk is present any time funds are extended, committed, invested, or otherwise exposed through actual or implied contractual agreements, whether reflected on or off the balance sheet.
     All categories of loans present credit risk. Major risk factors applicable to all loan categories include changes in international, national and local economic conditions such as interest rates, inflation, unemployment levels, consumer and business confidence and the supply and demand for goods and services.
     Commercial real estate loans rely upon the cash flow originating from the underlying real estate collateral. Real estate is a cyclical industry that is affected not only by general economic conditions but also by local supply and demand. In the office sector, the demand for office space is highly dependent on employment levels. In the retail sector, the demand for retail space and the levels of retail rents are affected by consumer spending and confidence. The industrial sector has exposure to the level of exports, defense spending and inventory levels. Vacancy rates, location, and other factors affect the amount rental income for commercial real estate property. Tenants may relocate, fail to honor their lease or go out of business.
     Construction loans provide developers or owners with funds to build or improve properties that will ultimately be sold or leased. Construction loans are generally considered to involve a higher degree of risk than other loan categories because they rely upon the developer’s or owner’s ability to complete the project within specified cost and time limits. Cost overruns can cause the project cost to exceed the project sales price or exceed the amount of the committed permanent funding. Construction projects also can be delayed for a number of reasons such as poor weather, material or labor shortages, labor difficulties, or substandard work that must be redone to pass inspection.
     Commercial loans rely upon the cash flow originating from the underlying business activity of the enterprise. The manufacture, distribution or sale of goods or sale of services are not only affected by general economic conditions but also by the ability of the enterprise’s management to adjust to local supply and demand conditions, maintain good labor, vendor and customer relationships, as well as market, price and sell their goods or services for a profit. Customer demand for goods and services of the enterprise may change because of competition or obsolescence.
     Home mortgages and home equity loans and lines of credit are secured by first or second trust deeds on a borrower’s real estate property, typically their principal residence. These loans are dependant on a person’s ability to regularly pay the principal and interest due on the loan and, secondarily, on the value of real estate property that serves as collateral for the loan. Home mortgages are generally considered to involve a lower degree of risk than other loan categories because of the relationship of the loan amount to the value of the residential real estate and a person’s reluctance to forego their principal place of residence. Home real estate values however are not only affected by general economic conditions but also on local supply and demand. Installment loans and credit card lines are also dependant on a person’s ability to regularly pay principal and interest on a loan; however, these loans generally are not secured by collateral or, if they are secured, the collateral value can rapidly decline as is the case for automobiles. A person’s ability to service debt is highly dependant upon their continued employment or financial stability. Job loss, divorce, illness, bankruptcy are just a few of the risks that may affect a person’s ability to service their debt.
     Since the risks in each category of loan changes based on a number of factors, it is not possible to state whether a particular type of lending carries with it a greater or lesser degree of risk at any specific time in the economic cycle. In a stabilized economic environment it is generally considered that home mortgage loans have the least risk, followed by home equity loans, commercial real estate loans, commercial loans and lines and finally construction loans. However, this ordering may vary from time to time and the degree of risk from the credits with the least risk to those with the highest risk profile may expand or contract with the general economy.
     We manage credit risk through Board approved policies and procedures. These policies are reviewed and approved at least annually by the Directors. Lending policies provide us with a framework for consistent loan underwriting and a basis for sound credit decisions. Lending policies specify, among other things, the parameters for the type or purpose of the loan, the required debt service coverage and the required collateral requirements. Credit limits are also established and certain loans require approval by the Directors’ Loan Committee. The Directors’ Audit Committee also engages a third party to perform a credit review of the loan portfolio to ensure compliance with policies and assist in the evaluation of the credit risk inherent in the loan portfolio.

Loans
     Total loans increased $143,278,000 to $326,151,000 at September 30, 2005 from $182,873,000 at December 31, 2004. The acquisition of South Coast Bancorp, Inc. accounted for $119,159,000 of this increase. Loans, before the business combination, increased 13 percent since year end and 19 percent since the end of the year ago period.
     The following table presents the portfolio of loans:

(dollars in thousands)	September 30,	December 31,
	2005	2004

Commercial real estate	$224,383	$83,457
Commercial loans	56,271	68,996
Construction loans	23,004	12,330
Home equity loans	7,482	2,114
Home mortgage	10,696	11,558
Installment and credit card	4,315	4,418

Total loans	326,151	182,873
Allowance for loan losses	(3,995)	(2,346)

	$322,156	$180,527

     The loan categories above are derived from bank regulatory reporting standards for loans secured by real estate; however, a portion of the commercial real estate loans above are loans that we consider to be commercial loan for which we have taken real estate collateral as additional support or from an abundance of caution. In these instances we are not looking to the real property as a primary source of repayment, but rather as a secondary or tertiary source of repayment. The acquisition of South Coast Bancorp, Inc. on September 30, 2005 resulted in the addition of $118,843,000 of loans to the commercial real estate category and $316,000 of loans to the home mortgage category.
     Commercial real estate loans, the largest segment of our portfolio, were 69 percent of total loans at September 30, 2005, up from 46 percent at December 31, 2004. The increase in the percentage relationship reflects the acquisition of South Coast Bancorp, Inc. on September 30, 2005. Commercial real estate loans are collateralized by many different property types, such as office, industrial and retail. Most of these properties are based in Ventura, Los Angeles and Orange counties; however, there is no particular concentration in any single city within the counties. Our loan loss experience in this as well as other loan categories has been negligible.
     Commercial real estate loans are underwritten with a maximum loan-to-value of 70 percent and a minimum debt service coverage ratio of 1.25. These criteria may become more stringent depending on the type of property. We focus on cash flow; consequently, regardless the value of the collateral, the real estate project must provide sufficient cash flow, or alternatively the principals must supplement the project with other cash flow, to service the debt. We generally require the principals to guarantee the loan. We also “stress-test” commercial real estate loans to determine the potential affect changes in interest rates, vacancy rates, and lease or rent rates would have on the cash flow of the project. Additionally, at least on an annual basis, we require updates on the cash flow of the project and, where practicable, we visit the properties.
     Commercial loans represent the next largest category of loans and were 17 percent of total loans at September 30, 2005, down from 38 percent of total loans at year end. The decline in the percentage relationship reflects the effect of the acquisition. Commercial loans are made for the purpose of providing working capital, equipment purchases and business expansion. Commercial loans may be unsecured or secured by assets such as equipment, inventory, accounts receivable, real property. Guarantees, full or partial, from business owners or government agencies, such as the U. S. Small Business Administration, may also be present.
     Commercial loans are underwritten with maturities not to exceed seven years and we generally require the loan to be fully amortized within the term of the loan. Traditional working capital lines are underwritten for a 12 month period and have a 30-day out-of-debt requirement. Accounts receivable and inventory financing revolving lines of credit have an annual maturity date, a maximum advance rate, and an annual field audit for lines of $200,000 or more. Field audits are performed by third-party vendors. The maximum advance rate for accounts receivable is 75 percent and the maximum advance rate for eligible inventory is 25 percent.
     Commercial loans also include a product called “Cash Flow Maximizer” (CFM). Using software, technical and marketing support provided by a third-party vendor, we are able to purchase customer invoices, with full recourse, at a discount and pay the customer 98.5 to 95.0 percent of the face value of the invoice. The amount is repaid, generally in 30 to 45 days, by the merchant remitting payment of the invoice directly to us. The discount is recognized at the time of purchase. We further reduce the purchase amount to the customer by an average of 10 percent of face value of the invoice; setting aside this amount in a restricted savings account held by us to cover any losses on any purchase. As of September 30, 2005 CFM loans were $7.2 million.
     Construction loans represent 7 percent of loans at September 30, 2005, the same percentage relationship that was present at December 31, 2004. These loans represent single-family home and commercial building projects and are approximately evenly divided between these two types. Construction loans are typically short term, with maturities from 12 to 18 months. For commercial projects, we have a maximum loan-to-value of 70 percent of the FIRREA conforming appraised value. For residential projects, the maximum loan-to-value ranges from 80 percent for loans under $500,000 to 70 percent for loans of $1,000,000 or more. At the borrower’s expense, we use a third-party vendor for funds control, lien releases and inspections. In addition, we regularly monitor the marketplace and the economy for evidence of deterioration in real estate values.
     The following table presents the scheduled maturities of fixed and adjustable rate loans:

	September 30, 2005
		After One
	One Year	Year to	After Five
(Dollars in thousands)	or Less	Five Years	Years	Total
Fixed rate loan
Commercial real estate	$3,752	$6,273	$10,833	$20,858
Commercial loans and lines	584	2,841	524	3,951
Construction	—	—	—	—
Consumer	97	299	46	442
Other	6,532	510	3,906	10,949

Total fixed rate loan maturities	10,966	9,923	15,310	36,199

Adjustable rate loan
Commercial real estate	$160,993	$38,299	$872	$200,165
Commercial loans and lines	54,990	5,227	—	60,217
Construction	21,453	—	—	21,453
Consumer	3,345	—	—	3,345
Other	4,773	—	—	4,773

Total adjustable rate loan maturities	245,554	43,526	872	289,953

Total maturities	$256,520	$53,449	$16,182	$326,151

	December 31, 2004
	One Year	One Year to	After
(Dollars in thousands)	or Less	Five Years	Five Years	Total
Fixed rate loan maturities
Commercial real estate	$669	$3,394	$3,484	$7,547
Commercial loans and lines	476	3,955	685	5,116
Consumer	84	582	22	688
Other	7,275	—	5,653	12,928

Total fixed rate loan maturities	8,504	7,931	9,844	26,279

Adjustable rate loan
Commercial real estate	38,728	42,389	—	81,117
Commercial loans and lines	50,677	4,388	1,950	57,015
Construction	12,609	—	—	12,609
Consumer	3,308	—	—	3,308
Other	2,545	—	—	2,545

Total adjustable rate loan maturities	107,867	46,777	1,950	156,594

Total maturities	$116,371	$54,708	$11,794	$182,873

Allowance for loan losses
     We maintain an allowance for loan losses to provide for inherent losses in the loan portfolio. Additions to the allowance are established through a provision charged to expense. All loans which are judged to be uncollectible are charged against the allowance while any recoveries are credited to the allowance. It is our policy to charge off any known losses at the time of determination. Any unsecured loan more than 90 days delinquent in payment of principal or interest and not in the process of collection is charged off in total. Secured loans are evaluated on a case by case basis to determine the ultimate loss potential to us subsequent to the liquidation of collateral. In those cases where we are inadequately protected, a charge off will be made to reduce the loan balance to a level equal to the liquidation value of the collateral.
     Our loan policy provides procedures designed to evaluate and assess the credit risk factors associated with our loan portfolio, to enable us to assess such credit risk factors prior to granting new loans and to evaluate the sufficiency of the allowance for loan losses. We conduct an assessment of the allowance on a monthly basis and undertake a more critical evaluation quarterly. At the time of the monthly review, the Board of Directors will examine and formally approve the adequacy of the allowance. The quarterly evaluation includes an assessment of the following factors: any external loan review and any regulatory examination, estimated potential loss exposure on each pool of loans, concentrations of credit, value of collateral, the level of delinquency and non-accruals, trends in loan volume, effects of any changes in the lending policies and procedures, changes in lending personnel, current economic conditions at the local, state and national level, the amount of undisbursed off-balance sheet commitments, and a migration analysis of historical losses and recoveries for the prior eight quarters.
     The following table presents the allowance for loan losses:

	Third quarter		Nine months ended Sep 30,
	2005	2004	2005	2004
(dollars in thousands)
Beginning balance	$2,593	$2,533	$2,346	$2,325
Balance acquired in purchase	1,184	—	1,184	—
Provision for loan losses	122	105	366	313
Loans charged-off	—	(73)	(73)	(86)
Recoveries on loans charged-off	96	—	172	13

Ending balance	$3,995	$2,565	$3,995	$2,565

Allowance to loans	1.22%	1.48%

Accruing loans past due 90 days or more	$0	$392
Nonaccrual loans	$0	$2,376

Nonaccrual loans to loans	$0	1.37%
     The allowance for loan losses, as a percentage of total loans, was 1.22 percent at September 30, 2005 compared with 1.28 percent at December 31, 2004. The provision for loan losses for the third quarter of 2005 was $122,000 compared with $105,000 for the third quarter of 2004. The provision for loan losses for the first nine months of 2005 was $366,000 compared with $313,000 for the same period last year.
     For the third quarter of 2005, we had loan recoveries of $96,000; there were no loan charge-offs. For the first nine months of 2005, we had net loan recoveries of $99,000.
     The following table presents the allocation of the allowance to each loan category and the percentage of loans in each category to total loans:

	September 30, 2005		December 31, 2004
		Percent of		Percent of
		Loans in		Loans in
		Category to		Category to
(dollars in thousands)	Amount	Total Loans	Amount	Total loans
Commercial real estate	$1,954	55%	$880	47%
Commercial loans	848	24%	821	44%
Construction loans	595	17%	62	3%
Home equity loans	37	1%	13	1%
Home mortgage	53	2%	60	3%
Installment and credit card	56	2%	45	2%

Subtotal	$3,543		$1,881
Unallocated	452		465

Total	$3,995	100%	$2,346	100%

     The allocation presented above should not be interpreted as an indication that charges to the allowance will be incurred in these amounts or proportions. The amounts attributed to each loan category are based on the analysis described above.
     The following table presents past due and nonaccrual loans:

	September 30, 2005	December 31, 2004
(dollars in thousands)
Accruing loans past due 90 days or more	$0	$0
Nonaccrual loans	$0	$2,180

Ratios:
Accruing loans past due 90 days or more to average loans	0.00%	0.10%
Nonaccrual loans to average loans	0.00%	1.29%

Interest income on nonaccrual loans:
Contractually due	$0	$197
Collected	$0	$69
     There were no loans categorized as nonaccrual at September 30, 2005. At December 31, 2004, there were $2,180,000 of nonaccrual loans representing 1.19 percent of total loans. Nonaccrual loans at December 31, 2004 were comprised principally of a participation in a construction loan with several other banks to a borrower who defaulted on the payment terms and filed bankruptcy. In December 2004, the bankruptcy court approved a settlement and the borrower has, in 2005, resumed payments under the approved settlement. The loan was returned to accrual status in the third quarter of 2005. There have been no charge-offs on this loan.
Investing, funding and credit risk
     Liquidity risk is the risk to earnings or capital arising from the inability to meet obligations when they come due without incurring unacceptable losses. Liquidity risk includes the inability to manage unplanned decreases or changes in funding sources as well as the failure to recognize or address changes in market conditions that affect the ability to liquidate assets quickly and with minimal loss in value.

     We manage liquidity risk through Board approved policies and procedures. These policies are reviewed and approved at least annually by the Directors. Liquidity risk policies provide us with a framework for consistent evaluation of risk and establish risk tolerance parameters. Management’s Asset and Liability Committee meets regularly to evaluate liquidity risk, review and establish deposit interest rates, review loan and deposit in-flows and out-flows and reports quarterly to the Directors’ Funds Management Committee on compliance with policies. The Directors’ Audit Committee also engages a third party to perform a review of management’s asset and liability practices to ensure compliance with policies.
     We enjoy a large base of core deposits (representing checking, savings and small balance certificates of deposit). At September 30, 2005 core deposits totaled $286,950,000 compared with $194,939,000 at December 31, 2004. Core deposits represent a significant low-cost source of funds that support our lending activities and represent a key part of our funding strategy. We seek and stress the importance of both loan and deposit relationships with customers in our business plans.
     Alternative funding sources include large balance certificates of deposits, federal funds purchased from other institutions, and borrowings.
     Large balance certificates of deposits are not central to our funding strategy; however, we have participated in the State of California time deposit program, which began in 1977, for several years. The time deposit program is one element of a pooled investment account managed by the State Treasurer for the benefit of the State of California and all participating local agencies. The pooled investment account had approximately $60 billion in investments of which approximately $7 billion represented time deposits placed at various financial institutions. At September 30, 2005, State of California time deposits placed with us, with original maturities of three and six months, were $20.0 million, up from $18.0 million at December 31, 2004. We believe that the State Treasurer will continue this program; we also believe that we have the ability to establish large balance certificates of deposit rates that will enable us to attract, replace, or retain those deposits accepted in our local market area if it becomes necessary under a modified funding strategy.
     We, as a member of the Federal Home Loan Bank of San Francisco (FHLB), have access to borrowing arrangements with a maximum available borrowing of approximately $75.0 million. Borrowings under these arrangements are collateralized with our FHLB stock as well as with our loans and securities. As of September 30, 2005, we had borrowings outstanding with the FHLB of $47,566,000.
     In addition, we have lines of credit with three other financial institutions providing for federal funds facilities up to a maximum of $14.0 million. The lines of credit support short-term liquidity needs and cannot be used for more than 15 consecutive days. These lines are unsecured, have no formal maturity date and can be revoked at any time by the granting institutions. There were no borrowings under these lines of credit at September 30, 2005.
     We also maintain a secured borrowing facility of $800,000 with the Federal Reserve Bank of San Francisco. There were no borrowings under this facility at September 30, 2005.
     Federal funds sold to other institutions provide an immediate source of liquidity. The securities portfolio also provides a source of liquidity through the periodic remittance of interest and principal. We purchase securities to generate interest income and to assist in the management of liquidity risk. Federal funds sold were $12.3 million and securities were $77.1 million at September 30, 2005.
Securities
     Securities are classified as ‘available-for-sale’ for accounting purposes and, as such, are recorded at their fair or market values in the balance sheet. Fair values are based on quoted market prices. Changes in the fair value of securities [that is, unrealized holding gains or losses] are reported as ‘other comprehensive income,’ net of tax and carried as accumulated comprehensive income or loss within shareholders’ equity until realized.
     The following table presents securities, at amortized cost, by maturity distribution and weighted average yield:

	The nine months ended September 30, 2005
		After one	After five
	One year or	year to five	years to ten	Over ten
(dollars in thousands)	less	years	years	years	Total
Maturity distribution
Mortgage-backed securities	—	$35,556	$10,688	$1,199	$47,443
Collateralized mortgage obligations	—	—	3,469	—	3,469
U.S. Treasury Obligations	3,472	4,324	—	—	7,796
State and municipal securities	101	676	3,250	5,115	9,142
U.S. Agency securities	2,723	7,537	—	—	10,260

Total	$6,296	$48,093	$17,407	$6,314	$78,110

Weighted average yield
Mortgage-backed securities	—	3.33%	4.35%	5.41%	3.61%
Collateralized mortgage obligations	—	—	4.83%	—	4.83%
U.S. Treasury obligations	2.67%	3.10%	—	—	2.90%
State and municipal securities	8.03%	4.17%	5.50%	5.77%	5.58%
U.S. Agency securities	3.06%	3.85%	—	—	3.64%

Total	2.92%	3.33%	4.66%	5.28%	3.57%

	December 31, 2004
		After One	After Five
	One Year or	Year to Five	Years to Ten	Over Ten
(dollars in thousands)	Less	Years	Years	Years	Total
Maturity distribution
Mortgage-backed securities	$1,226	$36,848	$10,314	$7,960	$56,348
Collateralized mortgage obligations	—	—	1,568	3,347	4,915
U.S. Treasury obligations	2,993	—	—	—	2,993
State and municipal securities	100	295	2,723	3,615	6,733
U.S. agency securities	3,746	3,050	—	—	6,796

Total	$8,065	$40,193	$14,605	$14,922	$77,785

Weighted average yield
Mortgage-backed securities	3.75%	3.26%	4.10%	4.50%	3.60%
Collateralized mortgage obligations	—	—	4.91%	4.72%	4.78%
U.S. Treasury obligations	2.75%	—	—	—	2.75%
State and municipal securities	7.12%	7.96%	5.47%	6.03%	5.90%
U.S. Agency securities	2.69%	2.62%	—	—	2.66%

Total	2.93%	3.25%	4.44%	4.92%	3.76%
     Securities, at amortized cost, increased slightly to $78,110,000 at September 30, 2005 from $77,785,000 at December 31, 2004. The increase principally reflects the addition of $6,904,000 of U.S. Treasury and Government Agency obligations from the acquisition of South Coast Bancorp, Inc. Net unrealized holding losses at September 30, 2005 were $871,000 and as a percentage of securities at amortized cost represented a decline in valuation of 1.12 percent. Securities are comprised largely of U.S. Treasury and Government Agency obligations, mortgage-backed securities and California municipal general obligation bonds. We have evaluated the unrealized losses of these securities and determined, as of September 30, 2005, that they were temporary and were related to the fluctuation in market interest rates since purchase.

Deposits
     We primarily accept deposits of small businesses located principally in Ventura, Los Angeles, and Orange counties. Core deposits [representing checking, savings and small balance certificates of deposit (that is, balances of under $100,000)] totaled $286,950,000 at September 30, 2005 up $92,010,000 from $194,939,000 at December 31, 2004. Of this increase, the acquisition of South Coast Bancorp, Inc. accounted for $86,603,000. Core deposits, before the business combination, increased 3 percent since year-end and 12 percent since the end of the year ago period. Core deposits represent a significant low-cost source of funds that support our lending activities.
     The following tables present the average balance and the average rate paid on each deposit category for the periods indicated:

	For the nine months ended September 30,
	2005		2004
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Core deposits
Noninterest bearing demand deposits	$93,958		$81,479
Interest checking	20,148	0.10%	19,705	0.11%
Savings accounts	63,584	0.82%	60,986	0.80%
Time deposits less than $100,000	32,515	2.39%	23,763	1.82%

Total core deposits	210,205	1.13%	185,933	0.90%
Noncore deposits
Time deposits of $100,000 or more	23,711	2.64%	28,222	1.12%

Total core and noncore deposits	$233,916	1.39%	$214,155	0.95%

     Large balance certificates of deposits [that is, balances of $100,000 or more] were $74,239,000 at September 30, 2005 compared with $32,251,000 at December 31, 2004. The South Coast Bancorp, Inc. acquisition represents $41,443,000 of the increase since year end. Large balance time deposits include deposits from the State Treasurer of California. These totaled $20,000,000 at September 30, 2005 and $18,000,000 at December 31, 2004. The remainder of the large balance time deposits represents time deposits accepted from customers in our market area. There were no broker deposits during or as of any period presented.
     The following table presents the maturity of large balance certificates of deposits for the periods indicated:

	September 30, 2005		December 31, 2004
(dollars in thousands)	Amount	Percentage	Amount	Percentage
Three months or less	$17,579	24%	$17,394	54%
Over three months through six months	23,297	31%	7,571	23%
Over six months through one year	15,591	21%	2,086	6%
Over one year	17,771	24%	5,200	16%

Total	$74,238	100%	$32,251	100%

Borrowings
     First California Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”). Membership allows us to borrow, approximately $75.0 million at September 30, 2005 and $70.0 million at December 31, 2004, to meet funding needs and otherwise assist in the management of liquidity risk. Borrowings with the FHLB are collateralized with our investment in FHLB stock as well as with loans or securities from time to time. At September 30, 2005 our investment in FHLB stock totaled $2,372,000 and at December 31, 2004 our investment totaled $1,992,000.

     The following table presents the amounts and weighted average interest rate of FHLB advances:

	Nine months ended September 30, 2005
	Federal Home Loan Bank	Weighted average interest
	Advances	rate
	(dollars in thousands)

Amount outstanding at end of period	$47,566	2.85%

Maximum amount outstanding at any month-end during the period	$47,566	2.85%

Average amount outstanding during the period	$33,011	2.67%
     The following table presents the maturities for FHLB advances:

Maturity Year	Amount (in thousands)

2005	$26,266
2006	13,050
2007	6,750
2008	1,500

$47,566

     The following table presents the amounts and weighted average interest rate of FHLB advances:

	Twelve months ended December 31, 2004
	Federal Home Loan Bank	Weighted average interest
	Advances	rate
	(dollars in thousands)

Amount outstanding at end of period	$32,850	2.39%

Maximum amount outstanding at any month-end during the period	$32,850	2.39%

Average amount outstanding during the period	$29,706	1.95%
     The following table presents the maturities for FHLB advances:

Maturity Year	Amount (in thousands)

2005	$16,050
2006	11,550
2007	5,250

$32,850

     On September 30, 2005, FCB Bancorp issued $10,000,000 of fixed/floating rate junior subordinated debentures to FCB Statutory Trust I, which simultaneously issued preferred capital securities in a private placement transaction. FCB Statutory Trust I is a wholly-owned, statutory business trust established by FCB Bancorp. Holders of the trust preferred securities will be entitled to receive cash distributions, accumulating from the issuance date, and payable quarterly in arrears of each year at an annual rate equal to 6.145 percent until December 2010 and at an annual rate for each successive period thereafter equal to 3 month LIBOR plus 1.55 percent.

The preferred capital securities may be called at par by FCB Bancorp in whole or in part after the fifth year on any coupon date. FCB Bancorp has guaranteed the preferred capital securities of FCB Statutory Trust I. Substantially all of the proceeds of this offering were used to fund the acquisition of South Coast Bancorp, Inc.
Capital resources
     The Board of Directors recognize that a strong capital position is vital to growth, continued profitability, and depositor and investor confidence. The policy of the Board of Directors is to maintain sufficient capital at not less than the well-capitalized thresholds established by banking regulators. We have not paid cash or stock dividends since 2001.
     In connection with the acquisition, we issued 1,115,000 shares of common stock at $19.75 per share on September 30, 2005 to a limited number of accredited investors. Substantially all of the proceeds were used to fund the acquisition.
     The following tables present the capital amounts and ratios of FCB Bancorp with a comparison to the minimum ratios for the periods indicated:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2005 (dollars in thousands)

Total capital	$41,748	11.42%	$29,246	8.00%	N/A	N/A
(to risk weighted assets)
Tier I capital	$37,604	10.28%	$14,632	4.00%	N/A	N/A
(to average assets)
Tier I capital	$37,604	8.65%	$17,389	4.00%	N/A	N/A
(to average assets)

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2004 (dollars in thousands)

Total capital	$25,300	12.25%	$16,518	8.00%	N/A	N/A
(to risk weighted assets)
Tier I capital	$22,804	11.04%	$8,259	4.00%	N/A	N/A
(to risk weighted assets)
Tier I capital	$22,804	8.61%	$10,974	4.00%	N/A	N/A
(to average assets)
     Our capital ratios exceed the levels established by banking regulators for a ‘well-capitalized’ institution at September 30, 2005 and December 31, 2004.
     The following tables present the capital amounts and ratios of First California Bank with a comparison to the minimum ratios for the periods indicated:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2005 (dollars in thousands)

Total capital	$22,548	9.38%	$19,222	8.00%	$24,027	10.00%
(to risk weighted assets)
Tier I capital	$19,587	8.15%	$9,611	4.00%	$14,416	6.00%
(to risk weighted assets)
Tier I capital	$19,587	6.52%	$12,017	4.00%	$15,028	5.00%
(to average assets)

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2004 (dollars in thousands)

Total capital	$25,300	12.25%	$16,518	8.00%	$20,647	10.00%
(to risk weighted assets)
Tier I capital	$22,804	11.04%	$8,259	4.00%	$12,388	6.00%
(to risk weighted assets)
Tier I capital	$22,804	8.61%	$10,974	4.00%	$13,718	5.00%
(to average assets)
     The following tables present the capital amounts and ratios of South Coast Commercial Bank with a comparison to the minimum ratios for the periods indicated:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2005 (dollars in thousands)

Total capital	$20,501	16.35%	$10,031	8.00%	$12,539	10.00%
(to risk weighted assets)
Tier I capital	$19,317	15.40%	$5,017	4.00%	$7,526	6.00%
(to risk weighted assets)
Tier I capital	$19,317	14.39%	$5,370	4.00%	$6,712	5.00%
(to average assets)

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2004 (dollars in thousands)

Total capital	$17,691	14.01%	$10,100	8.00%	$12,625	10.00%
(to risk weighted assets)
Tier I capital	$16,508	13.07%	$5,051	4.00%	$7,577	6.00%
(to risk weighted assets)
Tier I capital	$16,508	11.24%	$5,874	4.00%	$7,342	5.00%
(to average assets)
     The capital ratios for South Coast Commercial Bank exceed the levels established by banking regulators for a ‘well-capitalized’ institution at September 30, 2005 while the capital ratios for First California Bank exceed the levels established by banking regulators for a ‘adequately-capitalized’ institution at September 30, 2005.
Commitments, contingent liabilities, contractual obligations and off-balance-sheet arrangements
     In the normal course of business, we make commitments to extend credit or issue letters of credit to customers. These commitments generally are not recognized in the balance sheet. These commitments do involve, to varying degrees, elements of credit risk; however, we use the same credit policies and procedures as we do for on-balance sheet credit facilities. Commitments to extend credit totaled $61,752,000 at September 30, 2005, compared with $63,604,000 at December 31, 2004. Commercial and standby letters of credit were $450,000 at September 30, 2005 and were $914,000 at December 31, 2004.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest rate risk
     Interest rate risk is the risk to earnings or capital arising from movements in interest rates. Interest rate risk arises from differences between the timing of rate changes and the timing of cash flows [re-pricing risk], from changing the rate relationships among different yield curves affecting bank activities [basis risk], from changing rate relationships across the spectrum of maturities [yield curve risk], and from interest-related options embedded in loans and products [options risk].
     We manage interest risk through Board approved policies and procedures. These policies are reviewed and approved at least annually by the Directors. Interest rate risk policies provide management with a framework for consistent evaluation of risk [a modified-gap analysis, an earnings-at-risk analysis and an economic value of equity analysis] and establish risk tolerance parameters. Management’s Asset and Liability Committee meets regularly to evaluate interest rate risk, engages a third party to assist in the measurement and evaluation of risk and reports quarterly to the Directors’ Funds Management Committee on compliance with policies. The Directors’ Audit Committee also engages a third party to perform a review of management’s asset and liability practices to ensure compliance with policies.
     Our funding sources are dominated by checking and savings accounts, which either have no interest rate or are re-priced infrequently. Our loan portfolio is dominated by loans that use the Wall Street Journal prime rate as an index. Our securities portfolio is comprised chiefly of U.S. Agency mortgage-backed securities that are either fixed rate, adjustable or a hybrid. This composition produces a balance sheet that is generally asset-sensitive, that is as the general level of interest rates rise, net interest income generally increases and as the general level of interest rates fall, net interest income generally decreases.
     We focus on the net re-pricing imbalances in the cumulative 1 year gap and the Board has established a limit of plus or minus 15 percent. The Board also has established a limit of plus or minus 30 percent for the cumulative 5 year gap. No limits have been established for the cumulative 3 month gap or the gap beyond 5 years. The 1 year and 5 year gap ratios at September 30, 2005 and December 31, 2004 are within established limits. The cumulative 1 year gap at September 30, 2005 was 11.20 percent compared to 3.73 percent at December 31, 2004. The change in the cumulative gap is chiefly attributable to an increase in variable rate loans.
     The following table presents earning assets and interest bearing funds by re-pricing intervals:

	September 30, 2005
	By repricing interval
	4 - 12
(dollars in thousands)	0-3 Months	Months	1-5 Years	> 5 Years	Total
Earning assets
Loans	$247,210	$10,092	$53,769	$15,053	$326,124
Securities	4,926	19,713	34,922	18,549	78,110
Federal funds sold	12,255				12,255

Total earning assets	$264,391	$29,805	$88,691	$33,602	$416,489

Deposits and borrowings

Deposits	66,802	136,984	67,737	—	271,523
Borrowings	26,266	11,800	9,500	10,000	57,566

Total deposits and borrowings	93,068	148,784	77,237	10,000	329,089

Interest rate sensitivity gap	$171,323	$(118,979)	$11,454	$23,602	$87,400

Cumulative Gap	$171,323	$52,344	$63,798	$87,400

Cumulative gap as a percentage of earning assets	36.66%	11.20%	13.65%	18.70%

	December 31 , 2004
	By Repricing Interval
		4-12
(dollars in thousands)	0-3 Months	Months	1-5 Years	> 5 Years	Total
Earning assets
Loans	$96,499	$3,659	$69,888	$10,481	$180,527
Securities, at amortize cost	4,755	9,569	38,308	24,713	77,345
Federal funds sold	4,055	—	—	—	4,055

Total interest earning assets	$105,309	$13,228	$108,196	$35,194	$261,927

Deposits and borrowings
Deposits	$35,669	$57,048	$49,773	$—	$142,490
Borrowings	2,500	13,550	16,800	—	32,850

Total deposits and borrowings	38,169	70,598	66,573	—	175,340

Interest rate sensitivity gap	$67,140	$(57,370)	$41,623	$35,194	$86,587

Cumulative gap	$67,140	$9,770	$51,393	$86,578

Cumulative gap as a percentage of interest earning assets	25.63%	3.73%	19.62%	33.06%

Item 4. Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Controls: There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
OTHER INFORMATION

Item 1. Legal Proceedings
None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders:
None
Item 5. Other information
None
Item 6. Exhibits
(a) Exhibit Index:

Exhibit
Number	Item Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

FCB BANCORP
/s/ C. G. Kum	November 11, 2005
C. G. Kum
President and
Chief Executive Officer

/s/ Romolo Santarosa	November 11, 2005
Romolo Santarosa
Executive Vice President and
Chief Financial Officer