Form 10-K
period 2005-12-31
FCB Bancorp
filed 2006-03-31
CIK 1331825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of common stock, held by non-affiliates of the registrant as of June 30, 2005, was $17,396,014 based on a closing price of $20.07 for the common stock, as reported on the Over-The-Counter Bulletin Board. For purposes of the foregoing computation, all executive officers, directors and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.

Common Stock — As of March 28, 2006, there were 3,277,807 shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Part I

Item 1.	Business

Our Business

As used herein, the term “FCB Bancorp,” “the Company,” “our,” “us,” “we” or similar expression includes FCB Bancorp and its wholly-owned subsidiaries, First California Bank, FCB Statutory Trust I and SC Financial, unless the context indicates otherwise. First California Bank is a commercial bank doing business primarily in Ventura, Los Angeles and Orange Counties. SC Financial is an inactive subsidiary and FCB Statutory Trust I is a special purpose entity formed to issue FCB’s junior subordinated debentures. As a result of our acquisition of South Coast Bancorp, Inc., on September 30, 2005, the Company also operated South Coast Commercial Bank as a wholly-owned subsidiary until it and was sold to Woori America Bank on December 5, 2005.

Business of FCB Bancorp

We are a one-bank holding company and First California Bank (the “Bank”) is our principal subsidiary. Our common stock is publicly traded on the OTC Bulletin Board under the symbol “FCBA” and is currently held by approximately 285 shareholders of record, with the officers, directors, and their related interests controlling approximately 41% of our outstanding shares of common stock. FCB Bancorp was incorporated on January 25, 2005 under the laws of the State of California to serve as the holding company for the Bank.

A reorganization of the Bank was accomplished on September 30, 2005, under the terms of a Plan of Reorganization and Merger Agreement that provided for the merger of the Bank with a wholly-owned merger subsidiary of FCB Bancorp. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” contained herein for a discussion regarding the reorganization and merger. As a result of the reorganization, the Bank’s outstanding shares were exchanged on a one-for-one basis for shares of FCB Bancorp’s Common Stock, and FCB Bancorp became the Bank’s sole shareholder. Prior to acquiring the Bank, FCB Bancorp did not conduct any ongoing business activities. FCB Bancorp’s principal asset is the stock of the Bank and FCB Bancorp’s primary function is to coordinate the general policies and activities of the Bank, as well as to consider from time to time, other legally available investment opportunities.

Recent Developments

On January 26, 2006, James O. Birchfield resigned as a member of our Board of Directors. Mr. Birchfield served as a director for over 14 years and served as Chairman of our Board from 1997 until October 2005. Mr. Birchfield will continue to remain involved with FCB Bancorp as “Chairman Emeritus.”

On January 26, 2006, Thomas Tignino was appointed to serve as a director of our Board of Directors and will also serve as a member of our audit committee.

On December 5, 2005, the acquisition of our then bank subsidiary, South Coast Commercial Bank, by Woori America Bank was completed for a premium of $1 million before taxes and expenses (the “Woori Merger”). The net premium reduced previously recognized goodwill that arose from our purchase of South Coast Commercial Bank on September 30, 2005. Also on December 5, 2005, in a separate but related transaction, our subsidiary, First California Bank, acquired essentially all of the assets and liabilities of South Coast Commercial Bank, including all current loan and deposit accounts. The purchase and assumption transaction closed immediately prior to the Woori Merger.

Effective October 20, 2005, John W. Birchfield was appointed Chairman of the Board of Directors of FCB Bancorp and Richard D. Aldridge was appointed Vice Chairman of the Board of Directors of FCB Bancorp. Both Mr. Birchfield, the prior Vice Chairman of the Board, and Mr. Aldridge were existing directors of FCB Bancorp.

Business of First California Bank

First California Bank is a full-service commercial bank headquartered in Camarillo, California. The Bank is chartered under the laws of the State of California and is subject to supervision by the California Commissioner of

Financial Institutions. The Federal Deposit Insurance Corporation (the “FDIC”) insures the Bank’s deposits up to the maximum legal limit.

The Bank opened for business in 1979 under the name “Camarillo Community Bank” with one branch office located in Camarillo. The Bank provides a broad range of banking products and services through eight full service banking offices which are located in Anaheim Hills, Camarillo, Irvine, Oxnard, Simi Valley, Thousand Oaks, Ventura and Westlake Village. In October 2001, the Bank changed its name to “First California Bank” in order to reflect the Bank’s growth beyond its initial primary market of Camarillo.

On December 5, 2005, the Bank acquired essentially all of the assets and liabilities of South Coast Commercial Bank, our other then subsidiary, including all current loan and deposit accounts. The purchase and assumption transaction closed immediately prior to the sale of South Coast Commercial Bank to Woori America Bank, a New York banking corporation.

The Bank is full-service community bank that offers a broad range of banking products and services, including many types of business and personal savings and checking accounts and other commercial and consumer banking services. The Bank derives income primarily from the interest received on the various loan products, interest on investment securities and to a lesser extent from fees, providing deposit services and extending credit. The Bank originates several types of loans, including secured and unsecured commercial and consumer loans, commercial real estate mortgage loans, SBA loans and construction loans. The Bank extends credit to customers located primarily in the counties it serves. Through the Bank, we concentrate our lending activities in two principal areas:

(1) Business Loans.  Business loans, represented by commercial real estate loans, commercial loans and construction loans comprise the largest portion of our loan portfolio.

Commercial real estate loans rely upon the cash flow originating from the underlying real estate collateral. Commercial real estate is a cyclical industry that is affected not only by general economic conditions but also by local supply and demand. In the office sector, the demand for office space is highly dependent on employment levels. In the retail sector, the demand for retail space and the levels of retail rents are affected by consumer spending and confidence. The industrial sector has exposure to the level of exports, defense spending and inventory levels. Vacancy rates, location, and other factors affect the amount of rental income for commercial property. Tenants may relocate, fail to honor their lease or go out of business. In the multifamily residential sector, the demand for apartments is heavily influenced by the affordability of ownership housing, employment conditions and the vacancy levels of existing inventory. Population growth or decline and changing demographics, such as increases in the level of immigrants or retirees, are also factors influencing the multifamily residential sector.

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

(2) Consumer Loans.  Home mortgages and home equity loans and lines of credit are secured by first or second trust deeds on a borrower’s real estate property, typically their principal residence. These loans are dependant on a person’s ability to regularly pay the principal and interest due on the loan and, secondarily, on the value of real estate property that serves as collateral for the loan. Home mortgages are generally considered to involve a lower degree of risk than other loan categories because of the relationship of the loan amount to the value of the residential real estate and a person’s reluctance to forego their principal place of residence. Home real estate values; however, are not only affected by general economic conditions but also on local supply and demand. Installment loans and credit card lines are also dependant on a person’s ability to regularly pay principal and interest on a loan; however, these loans generally are not secured by collateral or, if they are secured, the collateral value can rapidly decline as is the case for automobiles. A person’s ability to service debt is highly dependant upon their continued employment or financial stability. Job loss, divorce, illness, and bankruptcy are just a few of the risks that may affect a person’s ability to service their debt.

The Bank’s goal is to offer our customers a consistently high level of individualized personal service. The Bank’s strategy in attaining its goals has been to implement and maintain risk management and controls to achieve a safe and sound business policy, employing an aggressive marketing plan which emphasizes relationship banking and the “personal touch,” offering competitive products and managing our growth. The Bank provides convenience through eight banking offices with ATM access, 24 hour telephone access to account information, on-line banking and courier service. The diversity of our delivery systems enables customers to choose the method of banking, which is most convenient for them. The Bank trains its staff to recognize each customer, greet them, and be able to address them by name so that they feel as if they have a “private banker.”

Financial and Statistical Disclosure

Certain of our financial and statistical information is presented within “Item 6. Selected Financial Data,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” This information should be read in conjunction with the consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Market Area

The Bank offers a wide range of business and consumer banking services primarily within the general area commonly known as the “101” corridor stretching from the City of Ventura to Calabasas, California. The Bank’s other markets include the Moorpark-Simi Valley corridor, the western San Fernando Valley, and other parts of Orange and Los Angeles Counties. The Bank’s officers have many years of experience in dealing with the businesses and professional service providers in our market area. This area has significant diversification and geographic concentration of the desired businesses with annual sales of up to $20 million and real estate development industries that we target.

Competition

The banking business in California, generally, and in the Bank’s service areas, specifically, is highly competitive with respect to both loans and deposits and is dominated by a number of major banks that have many offices operating over wide geographic areas. The Bank competes for deposits and loans principally with these major banks, savings and loan associations, finance companies, credit unions and other financial institutions located in our market areas. Among the advantages that the major banks have over the Bank are their ability to finance extensive advertising campaigns and to allocate their investment assets to regions of highest yield and demand. Many of the major commercial banks operating in the Bank’s service areas offer certain services (such as trust and international banking services) that are not offered directly by the Bank and, by virtue of their greater total capitalization, such banks have substantially higher lending limits. Moreover, all banks face increasing competition for loans and deposits from non-bank financial intermediaries such as mortgage companies, insurance companies, credit unions and securities firms.

As of June 30, 2005, the most recent period for which figures are available, data reported by state and federal agencies indicated that the 163 banks and savings and loan offices then open in the Bank’s primary market area, Ventura County, held approximately $11.7 billion in total deposits averaging approximately $71.7 million per banking office. The Bank’s total deposits ($238.5 million) in the Ventura market area at that time constituted 2.04% of the total deposits in that market.

In November 1999, the President signed the Gramm-Leach-Bliley Act, or the GLB Act, into law, which significantly changed the regulatory structure and oversight of the financial services industry. The GLB Act revised the Bank Holding Company Act of 1956 and repealed the affiliation prohibitions of the Glass-Steagall Act of 1933. Consequently, a qualifying holding company, called a financial holding company, can engage in a full range of financial activities, including banking, insurance, and securities activities, as well as merchant banking and additional activities that are “financial in nature” or “incidental” to those financial activities. Expanded financial affiliation opportunities for existing bank holding companies are now permitted. Moreover, various non-bank financial services providers can acquire banks while also offering services like securities underwriting and underwriting and brokering insurance products. The GLB Act also expanded passive investment activities by financial holding companies, permitting investments in any type of company, financial or non-financial, through acquisitions of merchant banking firms and insurance companies.

Given that the traditional distinctions between banks and other providers of financial services have been effectively eliminated, the Bank will face additional competition from thrift institutions, credit unions, insurance companies and securities firms. Additionally, their ability to cross-market banking products to their existing customers or the customers of affiliated companies may make it more difficult to compete. The Bank and many similarly situated institutions have not yet experienced the full impact of the GLB Act and, therefore, it is not possible to determine the potential effects, if any, that the GLB Act will have on community banks in general, or on the Bank’s operations specifically.

In order to compete, the Bank uses to the fullest extent possible the familiarity of its directors and officers with the market area and its residents and businesses and the flexibility that the Bank’s independent status will permit. This includes an emphasis on specialized services, local promotional activity, and personal contacts by directors, officers and other employees. The Bank uses advertising, including radio and newspaper ads and direct mail pieces, to inform the community of the services it offers. The Bank also utilizes emerging marketing techniques, such as the Internet, to reach target markets. The Bank also has an active calling program where officers, including commissioned business development officers, contact targeted prospects to solicit both deposit and loan business.

The Bank has developed programs that are specifically addressed to the needs of consumers, professionals and small-to medium-sized businesses. In the event there are customers whose loan demands exceed the Bank’s lending limits, it arranges for such loans on a participation basis with other financial institutions and intermediaries. The Bank also assists those customers requiring other services not offered by the Bank to obtain those services from correspondent banks. In addition, the Bank offers ATM services, a night depository, courier services, bank-by-mail services, merchant windows and direct deposit services.

The Bank’s management believes that the Bank’s reputation in the communities served and personal service philosophy enhance the ability to compete favorably in attracting and retaining individual and business clients. The Bank also believes that it has an advantage over the larger national and “super regional” institutions because it is managed by well respected and experienced bankers.

Mergers, acquisitions and downsizing have and will continue to foster impersonal banking relationships which, in turn, may cause dissatisfaction among the Bank’s targeted customer population. Moreover, larger competitors may not offer adequate personalized banking services, since their emphasis is on large volume and standardized retail products.

The Bank faces growing competition from other community banks. These institutions have similar marketing strategies, have also been successful and are strong evidence regarding the potential success of the community banking sector.

No assurance can be given that ongoing efforts to compete will continue to be successful.

Dependence on One or a Few Major Customers; Business Concentrations

No individual or single group of related accounts is considered material in relation to our total assets or to the assets or deposits of the Bank, or in relation to our overall business. However, approximately 80% of our loan portfolio at December 31, 2005 consisted of real estate-related loans, including commercial real estate loans, construction loans, commercial loans, home mortgage loans, home equity loans and lines of credit. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Position — December 31, 2005 compared with December 31, 2004.” Moreover, our business activities are currently focused primarily in Southern California, with the majority of our business concentrated in Ventura, Orange and Los Angeles Counties. Consequently, our results of operations and financial condition are dependent upon the general trends in the Southern California economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in Southern California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region.

Product Development Research

We have not engaged in any material research activities relating to the development of new services or the improvement of existing banking services during the last three fiscal years. Our officers and employees are often engaged in the evaluation of new services, to enable the Bank to retain a competitive position in the areas we emphasize.

Internet Banking Services

The Bank has its own “home page” address on the world wide web which serves as an additional means of providing customer access to a variety of banking services. The Bank’s website address is: www.fcbank.com. No information contained on the website is incorporated herein by reference.

Employees

At December 31, 2005, the Bank had 119 full-time equivalent employees. The Bank’s employees are not represented by any union or other collective bargaining agreement and the Bank considers its relations with employees to be excellent.

Supervision and Regulation

Introduction

Banking is a complex, highly regulated industry. The primary goals of the regulatory scheme are to maintain a safe and sound banking system, protect depositors and the Federal Deposition Insurance Corporation’s insurance fund, and facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry. Consequently, the growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statues, regulations and the policies of various governmental regulatory authorities, including the Board of Governors of the Federal Reserve System, or the FRB, the Federal Deposit Insurance Corporation, or the FDIC, and the California Department of Financial Institutions, or the DFI.

The system of supervision and regulation applicable to financial services businesses governs most aspects of the business of the Company and the Bank, including: (i) the scope of permissible business; (ii) investments; (iii) reserves that must be maintained against deposits; (iv) capital levels that must be maintained; (v) the nature and amount of collateral that may be taken to secure loans; (vi) the establishment of new branches; (vii) mergers and consolidations with other financial institutions; and (viii) the payment of dividends.

From time to time laws or regulations are enacted which have the effect of increasing the cost of doing business, limiting or expanding the scope of permissible activities, or changing the competitive balance between banks and other financial and non-financial institutions. Proposals to change the laws and regulations governing the operations of banks and bank holding companies are frequently made in Congress, in the California legislature and by various bank and other regulatory agencies. Future changes in the laws, regulations or polices that impact the Company and the Bank cannot necessarily be predicted, but they may have a material effect on the business and earnings of the Company and the Bank.

The Company

General.  As a bank holding company, the Company is registered under the Bank Holding Company Act of 1956, as amended, or the BHCA, and is subject to regulation by the FRB. According to FRB policy, the Company is expected to act as a source of financial strength for the Bank, to commit resources to support it in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the FRB. The Company is also required to file periodic reports of its operations and any additional information regarding its activities and those of its subsidiaries, as may be required by the FRB.

The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. Consequently, the Company and the Bank are subject to examination by, and may be required to file reports with, the DFI. Regulations have not yet been proposed or adopted or steps otherwise taken to implement the DFI’s powers under this statute.

Bank Holding Company Liquidity.  The Company is a legal entity, separate and distinct from the Bank. The Company has the ability to raise capital on its own behalf or borrow from external sources. The Company may also obtain additional funds from dividends paid by, and fees charged for services provided to, the Bank. However, regulatory constraints on the Bank may restrict or totally preclude the payment of dividends by the Bank to the Company.

The Company is entitled to receive dividends, when and as declared by the Bank’s Board of Directors. Those dividends may come from funds legally available for those dividends, as specified and limited by the California Financial Code. Under the California Financial Code, funds available for cash dividends by a California-chartered bank are restricted to the lesser of: (i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years (less any distributions to shareholders made during such period). With the prior approval of the DFI, cash dividends may also be paid out of the greater of: (a) the bank’s retained earnings; (b) net income for the bank’s last preceding fiscal year; or (c) net income or the bank’s current fiscal year.

If the DFI determines that the shareholders’ equity of the bank paying the dividend is not adequate or that the payment of the dividend would be unsafe or unsound for the bank, the DFI may order the bank not to pay the dividend. Since the Bank is an FDIC insured institution, it is also possible, depending upon its financial condition and other factors, that the FDIC could assert that the payment of dividends or other payments might, under some circumstances, constitute an unsafe or unsound practice and thereby prohibit such payments.

Transactions With Affiliates.  The Company and any subsidiaries it may purchase or organize are deemed to be affiliates of the Bank within the meaning of Sections 23A and 23B of the Federal Reserve Act and the FRB’s Regulation W. Under Sections 23A and 23B and Regulation W, loans by the Bank to affiliates, investments by them in affiliates’ stock, and taking affiliates’ stock as collateral for loans to any borrower is limited to 10% of the Bank’s capital, in the case of any one affiliate, and is limited to 20% of the Bank’s capital, in the case of all affiliates. In addition, transactions between the Bank and other affiliates must be on terms and conditions that are consistent with safe and sound banking practices; in particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Federal Reserve Act. These restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts. The Company and the Bank are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

Limitations on Business and Investment Activities.  Under the BHCA, a bank holding company must obtain the FRB’s approval before: (i) directly or indirectly acquiring more than 5% ownership or control of any voting shares of another bank or bank holding company; (ii) acquiring all or substantially all of the assets of another bank; (iii) or merging or consolidating with another bank holding company.

The FRB may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the FRB must give effect to applicable state laws limiting the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institutions in the state in which the target bank is located, provided that those limits do not discriminate against out-of-state depository institutions or their holding companies, and state laws which require that the target bank have been in existence for a minimum period of time, not to exceed five years, before being acquired by an out-of-state bank holding company.

In addition to owning or managing banks, bank holding companies may own subsidiaries engaged in certain businesses that the FRB has determined to be “so closely related to banking as to be a proper incident thereto.” The Company, therefore, is permitted to engage in a variety of banking-related businesses. Some of the activities that the FRB has determined, pursuant to its Regulation Y, to be related to banking are: (i) making or acquiring loans or other extensions of credit for its own account or for the account of others; (ii) servicing loans and other extensions of credit; (iii) performing functions or activities that may be performed by a trust company in the manner authorized by federal or state law under certain circumstances; (iv) leasing personal and real property or acting as agent, broker, or adviser in leasing such property in accordance with various restrictions imposed by FRB regulations; (v) acting as investment or financial advisor; (vi) providing management consulting advice under certain circumstances; (vii) providing support services, including courier services and printing and selling MICR-encoded items; (viii) acting as a principal, agent, or broker for insurance under certain circumstances; (ix) making equity and debt investments in corporations or projects designed primarily to promote community welfare or jobs for residents; (x) providing financial, banking, or economic data processing and data transmission services; (xi) owning, controlling, or operating a savings association under certain circumstances; (xii) selling money orders, travelers’ checks and U.S. Savings Bonds; (xiii) providing securities brokerage services, related securities credit activities pursuant to Regulation T, and other incidental activities; and (xiv) underwriting dealing in obligations of the U.S., general obligations of states and their political subdivisions, and other obligations authorized for state member banks under federal law.

Additionally, qualifying bank holding companies making an appropriate election to the FRB may engage in a full range of financial activities, including insurance, securities and merchant banking. The Company has not elected to qualify for these financial activities.

Federal law prohibits a bank holding company and any subsidiary banks from engaging in certain tie-in arrangements in connection with the extension of credit. Thus, for example, the Bank may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that: (i) the customer must obtain or provide some additional credit, property or services from or to the Bank other than a loan, discount, deposit or trust services; (ii) the customer must obtain or provide some additional credit, property or service from or to the Company or any subsidiaries; or (iii) the customer must not obtain some other credit, property or services from competitors, except reasonable requirements to assure soundness of credit extended.

Capital Adequacy.  Bank holding companies must maintain minimum levels of capital under the FRB’s risk-based capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The FRB’s risk-based capital adequacy guidelines, discussed in more detail below in the section entitled “SUPERVISION AND REGULATION — First California Bank — Regulatory Capital Guidelines,” assign various risk percentages to different categories of assets, and capital is measured as a percentage of risk assets. Under the terms of the guidelines, bank holding companies are expected to meet capital adequacy guidelines based both on total risk assets and on total assets, without regard to risk weights.

The risk-based guidelines are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual organizations. For example, the FRB’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Moreover, any banking organization experiencing or anticipating significant growth or expansion into new activities, particularly under the expanded powers under the Gramm-Leach-Bliley Act, would be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

Limitations on Dividend Payments.  California Corporations Code Section 500 allows the Company to pay a dividend to its shareholders only to the extent that the Company has retained earnings and, after the dividend, the Company’s (i) assets (exclusive of goodwill and other intangible assets) would be 1.25 times its liabilities (exclusive of deferred taxes, deferred income and other deferred credits); and (ii) current assets would be at least equal to current liabilities.

Additionally, the FRB’s policy regarding dividends provides that a bank holding company should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. The FRB also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.

The Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002, or the SOX, became effective on July 30, 2002, and represents the most far reaching corporate and accounting reform legislation since the enactment of the Securities Act of 1933 and the Exchange Act of 1934. The SOX is intended to provide a permanent framework that improves the quality of independent audits and accounting services, improves the quality of financial reporting, strengthens the independence of accounting firms and increases the responsibility of management for corporate disclosures and financial statements. It is intended that by addressing these weaknesses, public companies will be able to avoid the problems encountered by several infamous companies in 2001-2002.

The SOX’s provisions are significant to all companies that have a class of securities registered under Section 12 of the Exchange Act, or are otherwise reporting to the SEC (or the appropriate federal banking agency) pursuant to Section 15(d) of the Exchange Act, including the Company (collectively, “public companies”). In addition to SEC rulemaking to implement the SOX, The Nasdaq National Market has adopted corporate governance rules intended to allow shareholders to more easily and effectively monitor the performance of companies and directors. The principal provisions of the SOX, many of which have been interpreted through regulations released since 2003, provide for and include, among other things: (i) the creation of an independent accounting oversight board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements; (iv) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (v) an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the Company’s independent auditors; (vi) requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer; (vii) requirements that companies disclose whether at least one member of the audit committee is a “financial expert” (as such term is defined by the SEC) and if not discussed, why the audit committee does not have a financial expert; (viii) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods; (ix) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on non-preferential terms and in compliance with other bank regulatory requirements; (x) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; (xi) a range of enhanced penalties for fraud and other violations; and (xii) expanded disclosure and certification relating to an issuer’s disclosure controls and procedures and internal controls over financial reporting.

As a result of the SOX, and its implementing regulations, the Company may incur substantial cost to interpret and ensure compliance with the law and its regulations. The Company cannot be certain of the effect, if any, of the foregoing legislation on the business of the Company. Future changes in the laws, regulation, or policies that impact the Company cannot necessarily be predicted and may have a material effect on the business and earnings of the Company.

First California Bank

The Bank is extensively regulated under both federal and state law. The Bank, as a California state chartered bank which is not a member of the Federal Reserve System, is subject to regulation, supervision, and regular examination by the DFI and the FDIC. The Bank’s deposits are insured by the FDIC up to the maximum extent provided by law. The regulations of these agencies govern most aspects of the Bank’s business. California law exempts all banks from usury limitations on interest rates.

Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Bank’s operations, including standards for safety and soundness, reserves against deposits, interest rates payable on deposits and loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, fair lending requirements, Community Reinvestment Act activities and loans to affiliates. Further, the Bank is required to maintain certain levels of capital.

Regulatory Capital Guidelines.  The federal banking agencies have established minimum capital standards known as risk-based capital guidelines. These guidelines are intended to provide a measure of capital that reflects the degree of risk associated with a bank’s operations. The risk-based capital guidelines include both a definition of capital and a framework for calculating the amount of capital that must be maintained against a bank’s assets and off-balance sheet items. The amount of capital required to be maintained is based upon the credit risks associated with the various types of a bank’s assets and off-balance sheet items. A bank’s assets and off-balance sheet items are classified under several risk categories, with each category assigned a particular risk weighting from 0% to 100%. The following table sets forth the regulatory capital guidelines and the actual capitalization levels for the Bank and the Company as of December 31, 2005:

			First
	Adequately	Well	California	Company
	Capitalized	Capitalized	Bank	(Consolidated)
	(Greater than or equal to)

Total risk-based capital	8.00%	10.00%	11.62%	11.74%
Tier 1 risk-based capital ratio	4.00%	6.00%	10.48%	10.60%
Tier 1 leverage capital ratio	4.00%	5.00%	8.88%	8.69%

As of December 31, 2005, management believes that the Company’s capital levels met all minimum regulatory requirements and that the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action.

To enhance regulatory capital and to provide liquidity, the Company, through an unconsolidated subsidiary grantor trust, issued $10.3 million of trust preferred securities. These securities are currently included in our Tier I capital for purposes of determining the Company’s Tier I and total risk-based capital ratios. The FRB has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, effective March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity, less goodwill and any related deferred income tax liability. The regulations currently in effect through December 31, 2008, limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for goodwill. Management has determined that the Company’s Tier I capital ratios would remain above the “well-capitalized” level had the modification of the capital regulations been in effect at December 31, 2005. Management expects that the Company’s Tier I capital ratios will be at or above the existing well capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

Prompt Corrective Action.  The federal banking agencies possess broad powers to take prompt corrective action to resolve the problems of insured banks. Each federal banking agency has issued regulations defining five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Under the regulations, a bank shall be deemed to be:

•	“well capitalized” if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a leverage capital ratio of 5.0% or more, and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure;

•	“adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, and a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”;

•	“undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, or a leverage capital ratio that is less than 4.0% (3.0% under certain circumstances);

•	“significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a leverage capital ratio that is less than 3.0%; and

•	“critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

Banks are prohibited from paying dividends or management fees to controlling persons or entities if, after making the payment the bank would be “undercapitalized,” that is, the bank fails to meet the required minimum level for any relevant capital measure. Asset growth and branching restrictions apply to “undercapitalized” banks. Banks classified as “undercapitalized” are required to submit acceptable capital plans guaranteed by its holding company, if any. Broad regulatory authority was granted with respect to “significantly undercapitalized” banks, including forced mergers, growth restrictions, ordering new elections for directors, forcing divestiture by its holding company, if any, requiring management changes, and prohibiting the payment of bonuses to senior management. Even more severe restrictions are applicable to “critically undercapitalized” banks, those with capital at or less than 2%. Restrictions for these banks include the appointment of a receiver or conservator. All of the federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action.

A bank, based upon its capital levels, that is classified as “well capitalized,” “adequately capitalized” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for a hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. At each successive lower capital category, an insured bank is subject to more restrictions. The federal banking agencies, however, may not treat an institution as “critically undercapitalized” unless its capital ratios actually warrant such treatment.

In addition to measures taken under the prompt corrective action provisions, insured banks may be subject to potential enforcement actions by the federal banking agencies for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties. The enforcement of such actions through injunctions or restraining orders may be based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

The DFI, as the primary regulator for state-chartered banks, also has a broad range of enforcement measures, from cease and desist powers and the imposition of monetary penalties to the ability to take possession of a bank, including causing its liquidation.

Federal Deposit Insurance.  The FDIC has implemented a risk-based assessment system in which the deposit insurance premium relates to the probability that the deposit insurance fund will incur a loss. Under the risk-based assessment system adopted by the FDIC, banks are categorized into one of three capital categories (“well capitalized,” adequately capitalized,” and “undercapitalized”). Assignment of a bank into a particular capital category is based on supervisory evaluations by its primary federal regulator. Because of the FDIC’s favorable loss experience and a healthy reserve ratio in the Bank Insurance Fund (the “BIF”), well-capitalized and well-managed banks have in recent years paid minimal premiums for FDIC Insurance. The current deposit insurance system will remain in effect until the effective date of final regulations implementing the FDI Reform Act (discussed below).

On February 8, 2006, President Bush signed into law The Federal Deposit Insurance Reform Act of 2005 (the “FDI Reform Act”). The FDI Reform Act represents the most significant reform in the deposit insurance system in decades. The FDI Reform Act will (i) merge the BIF and the Savings Association Insurance Fund (or SAIF) (the new combined fund will be called the Deposit Insurance Fund or DIF), (ii) index the $100,000 insurance level to reflect inflation (the first adjustment for inflation will be effective January 1, 2011 and thereafter adjustments will occur every 5 years), (iii) increase deposit insurance coverage for retirement accounts to $250,000, which will also be subject to the every five years adjustment process, (iv) offer credits to banks that historically have capitalized the

FDIC which can be used to offset premiums otherwise due (this addresses the fact that institutions that have grown rapidly have not had to pay deposit premiums), (v) impose a cap on the level of the deposit insurance fund and provide for dividends when the fund grows beyond a specified threshold, (vi) adopt the historical basis concept for distributing the aforementioned one-time credit and dividends (each bank’s historical basis will be determined by a formula that involves looking back to the institution’s assessment base in 1996 and adding premiums paid since that time) and (vii) authorize revisions to the current risk-based system for assessing premiums. The deadline for merging the BIF and the SAIF into the DIF is July 1, 2006. Final rules for the remaining provisions are scheduled to become effective by no later than November 5, 2006.

While the FDI Reform Act assumes continuation of the FDIC’s current system for calculating an institution’s assessment based on (i) the probability the institution will cause the insurance fund to incur a loss, (ii) the likely amount of any such loss, and (iii) the revenue needs of the insurance fund, the amount of future premiums and assessment rates that the Bank will have pay into the DIF will depend on the final regulations to be adopted by the FDIC. While Management cannot make final determination of the impact of the FDI Reform Act until the implementing regulations are finalized, Management currently believes that the implementation of the FDI Reform Act will not have a material effect on the business and earnings of the Company and the Bank.

Money Laundering and Currency Controls.  Various federal statutory and regulatory provisions are designed to enhance record-keeping and reporting of currency and foreign transactions. Pursuant to the Bank Secrecy Act, financial institutions must report high levels of currency transactions or face the imposition of civil monetary penalties for reporting violations. The Money Laundering Control Act imposes sanctions, including revocation of federal deposit insurance, for institutions convicted of money laundering.

The International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (“IMLAFATA”), a part of the Patriot Act, authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks and other financial institutions to enhance record-keeping and reporting requirements for certain financial transactions that are of primary money laundering concern. Among its other provisions, IMLAFATA requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the Untied States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, IMLAFATA contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.

The Treasury Department’s regulations implementing IMLAFATA mandate that federally-insured banks and other financial institutions establish customer identification programs designed to verify the identity of persons opening new accounts, maintain the records used for verification, and determine whether the person appears on any list of known or suspected terrorists or terrorist organizations.

Community Reinvestment Act.  The CRA is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low-and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations.

The federal banking agencies have adopted regulations which measure a bank’s compliance with its CRA obligations on a performance-based evaluation system. This system bases CRA ratings on an institution’s actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. The ratings range from “outstanding” to a low of “substantial noncompliance.”

The Bank had a CRA rating of “Satisfactory” as of its most recent regulatory examination.

Environmental Regulation.  Federal, state and local laws and regulations regarding the discharge of harmful materials into the environment may have an impact on the Bank. Since the Bank is not involved in any business that manufactures, uses or transports chemicals, waste, pollutants or toxins that might have a material adverse effect on the environment, the Bank’s primary exposure to environmental laws is through its lending activities and through properties or businesses the Bank may own, lease or acquire. Based on a general survey of the Bank’s loan portfolio, conversations with local appraisers and the type of lending currently and historically done by the Bank, management is not aware of any potential liability for hazardous waste contamination that would be reasonably likely to have a material adverse effect on the Company as of December 31, 2005.

Safeguarding of Customer Information and Privacy.  The FRB and other bank regulatory agencies have adopted guidelines for safeguarding confidential, personal customer information. These guidelines require financial institutions to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazard to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The Bank has adopted a customer information security program to comply with such requirements.

Financial institutions are also required to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, financial institutions must provide explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, prohibits disclosing such information except as provided in the Bank’s policies and procedures. The Bank has implemented privacy policies addressing these restrictions which are distributed regularly to all existing and new customers of the Bank.

Patriot Act.  On October 26, 2001, the President signed into law comprehensive anti-terrorism legislation, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, known as the Patriot Act. The Patriot Act was designed to deny terrorists and others the ability to obtain access to the United States financial system, and has significant implications for depository institutions and other businesses involved in the transfer of money. The Patriot Act, as implemented by various federal regulatory agencies, requires financial institutions, including the Bank, to implement new policies and procedures or amend existing policies and procedures with respect to, among other matters, anti-money laundering, compliance, suspicious activity and currency transaction reporting and due diligence on customers. The Patriot Act and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the FRB and other federal banking agencies to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHCA or the Bank Merger Act. The Bank has augmented its systems and procedures to accomplish this. The Bank believes that the ongoing cost of compliance with the Patriot Act is not likely to be material to the Bank.

Other Aspects of Banking Law.  The Bank is also subject to federal statutory and regulatory provisions covering, among other things, security procedures, insider and affiliated party transactions, management interlocks, electronic funds transfers, funds availability, and truth-in-savings. There are also a variety of federal statutes which regulate acquisitions of control and the formation of bank holding companies.

Impact Of Monetary Policies

Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by a bank on its deposits and its other borrowings and the interest rate earned on its loans, securities and other interest-earning assets comprises the major source of the Bank’s earnings. These rates are highly sensitive to many factors which are beyond the Bank’s control and, accordingly, the earnings and growth of the Bank are subject to the influence of economic conditions generally, both domestic and foreign, including inflation, recession, and unemployment; and also to the influence of monetary and fiscal policies of the United States and its agencies, particularly the FRB. The FRB implements national monetary policy, such as seeking to curb inflation and combat recession, by:

•	Open-market dealings in United States government securities;

•	Adjusting the required level of reserves for financial institutions subject to reserve requirements; and

•	Adjusting the discount rate applicable to borrowings by banks which are members of the Federal Reserve System.

The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates. Beginning January 2001, the FRB had significantly decreased interest rates. More recently, however, the FRB has gradually increased rates. The nature and timing of any future changes in the FRB’s policies and their impact on the Company and the Bank cannot be predicted; however, depending on the degree to which our interest-earning assets and interest-bearing liabilities are rate sensitive, increases in rates would have a temporary effect of increasing our net interest margin, while decreases in interest rates would have the opposite effect. In addition, adverse economic conditions could make a higher provision for loan losses a prudent course and could cause higher loan charge-offs, thus adversely affecting our net income or other operating costs.

Available Information

The public may read and copy any materials FCB Bancorp files with the SEC at the SEC’s Public Reference Room, located at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You may obtain copies of FCB Bancorp’s filings on the SEC site. These documents may also be obtained in print upon request by our shareholders to: Romolo Santarosa, Executive Vice President and Chief Financial Officer, 1100 Paseo Camarillo, Camarillo, California 93010, telephone number (805) 484-0534.

We have adopted a written code of ethics that applies to all directors, officers and employees of the Company, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission promulgated thereunder. The code of ethics is also available upon request, at no charge. Requests for copies should be directed to: Romolo Santarosa, Executive Vice President and Chief Financial Officer, 1100 Paseo Camarillo, Camarillo, California 93010, telephone number (805) 484-0534.

Forward-Looking Information

This Annual Report on Form 10-K contains certain forward-looking information about us, which statements are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking statements. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond our control. We caution readers that a number of important factors could cause actual results to differ materially from those expressed in, implied or projected by, such forward-looking statements. Risks and uncertainties include, but are not limited to:

•	revenues are lower than expected;

•	credit quality deterioration which could cause an increase in the provision for credit losses;

•	competitive pressure among depository institutions increases significantly;

•	our ability to complete planned acquisitions, to successfully integrate acquired entities, or to achieve expected synergies and operating efficiencies within expected time-frames or at all;

•	the integration of acquired businesses costs more, takes longer or is less successful than expected;

•	the cost of additional capital is more than expected;

•	a change in the interest rate environment reduces interest margins;

•	asset/liability repricing risks and liquidity risks;

•	general economic conditions, either nationally or in the market areas in which we do or anticipate doing business, are less favorable than expected;

•	the economic and regulatory effects of the continuing war on terrorism and other events of war, including the war in Iraq;

•	legislative or regulatory requirements or changes adversely affecting our business;

•	changes in the securities markets; and

•	regulatory approvals for announced or future acquisitions cannot be obtained on the terms expected or on the anticipated schedule.

If any of these risks or uncertainties materializes, or if any of the assumptions underlying such forward-looking statements proves to be incorrect, our results could differ materially from those expressed in, implied or projected by, such forward-looking statements. We assume no obligation to update such forward-looking statements.

Item 1A.	Risk Factors

Ownership of our common stock involves risks. You should carefully consider the risks described below in addition to the other information set forth herein.

Risks Related to Our Business

We are Highly Dependent on Real Estate and Events that Negatively Impact the Real Estate Market Could Hurt Our Business.  A significant portion of our loan portfolio is dependent on real estate. At December 31, 2005, real estate served as the principal source of collateral with respect to approximately 80% of our consolidated loan portfolio. Our financial condition may be adversely affected by a decline in the value of the real estate securing our loans and, while we presently hold no real estate acquired through foreclosure or other judicial proceeding, a decline in the value of real estate that may be owned by us, through foreclosure or otherwise, in the future could adversely impact our financial condition. In addition, acts of nature, including earthquakes, brush fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition. This is particularly significant in light of the fact that substantially all of the real estate that makes up the collateral of our real estate secured loans is located in Southern California, where earthquakes and brush fires are common.

Economic Conditions in the Southern California Area Could Adversely Affect Our Operations.  Our banking operations are concentrated primarily in Ventura, Orange and Los Angeles Counties. As a result of this geographic concentration, our results of operations depend largely upon economic conditions in these areas. Deterioration in economic conditions in our market area could have a material adverse impact on the quality of our loan portfolio and the demand for our retail and commercial banking products and services, which in turn may have a material adverse effect on our results of operations.

We are Dependent on the Continued Services of Key Management.  Our continued success depends on the retention, recruitment and continued contributions of key management, including C. G. Kum, our President and Chief Executive Officer, Thomas E. Anthony, our Executive Vice President and Chief Credit Officer and Romolo Santarosa, our Executive Vice President and Chief Financial Officer, and other key officers. The loss of such key personnel could have an adverse affect on our growth and profitability, and many of these persons would be difficult or impossible to replace. The competition for qualified personnel is intense. The loss of services of members of our key personnel could have a material adverse effect on our business, financial condition and results of operations.

We Face Strong Competition from Financial Service Companies and Other Companies that Offer Banking Services that Could Hurt Our Business.  The banking business in California, generally, and in the Ventura, Los Angeles and Orange County areas where our banking offices are located, specifically, is highly competitive with respect to both loans and deposits and is dominated by major banks, both domestic and foreign, which have many offices operating over wide geographic areas. We compete for deposits and loans principally with these major banks, but also with small independent banks located in our service area. Among the advantages which the major banks have over us are their ability to finance extensive advertising campaigns and to allocate their investment assets to regions of highest yield and demand. Many of the major commercial banks operating in our service area offer certain services that are not offered directly by us and, by virtue of their greater total capitalization, such banks have substantially higher lending limits than us. In addition, we face direct competition from newly chartered banks which are formed from time to time in our service area. Moreover, banks generally, and we in particular, face increasing competition for loans and deposits from non-bank financial intermediaries such as savings and loan associations, thrift and loan associations, credit unions, mortgage companies, insurance companies, and other lending institutions. Money market funds offer rates competitive with, or higher than those of, banks, and an increasingly sophisticated financial services industry continually develops new products for businesses and consumers that compete with banks for investment dollars. In addition, other entities (both public and private) seeking to raise capital through the issuance and sale of debt or equity securities compete with banks in the acquisition of deposits. Increasing levels of competition in the banking and financial services businesses may reduce our market share or cause the prices we charge for our services to fall. Our results may differ in future periods depending upon the nature or level of competition.

We May Not or Will Not Sustain Recent Growth Trends.  We have grown in recent years, including with respect to net income, assets, loans, deposits and other benchmarks. For example, our net income for the year ended December 31, 2005 totaled $3.2 million, up 32% from $2.4 million earned in 2004. At December 31, 2005, our total assets were $467.1 million, compared with $283.7 million at the close of 2004. Total deposits amounted to $372.3 million at December 31, 2005, up from $277.2 million at the close of 2004, and loans increased to $342.9 million at December 31, 2005, compared with $182.9 million at the close of 2004. No assurances can be given that such growth patterns can be sustained in the future.

Our Growth Presents Certain Risks, Including a Decline in Credit Quality or Capital Adequacy.  Our asset growth of recent years may continue, even if not at the same percentage rate we have experienced in recent years. Such growth presents certain risks. While we believe we have maintained good credit quality relative to our peers notwithstanding such growth, rapid growth is frequently associated with a decline in credit quality. Accordingly, continued asset growth could lead to a decline in our credit quality in the future. In addition, continued asset growth could cause a decline in our capital adequacy for regulatory purposes, which could in turn cause us to have to raise additional capital in the future to maintain or regain “well capitalized” status as defined under applicable banking regulations.

Failure to Successfully Execute Our Strategy Could Adversely Affect Our Performance.  Our financial performance and profitability depends on our ability to execute our corporate growth strategy. Continued growth may present operating and other problems that could adversely affect our business, financial condition and results of operations. Accordingly, there can be no assurance that we will be able to execute our growth strategy or maintain the level of profitability that we have recently experienced.

Our Performance and Growth are Dependent on Our Maintaining a High Quality of Service for Our Customers, and Will be Impaired by a Decline in Our Quality of Service.  Our continued growth is dependent on our maintaining a high quality of service for our customers. As we continue to grow, it may become increasingly difficult to maintain high service quality for our customers. This could cause a decline in our performance and growth with respect to net income, deposits, assets and other benchmarks.

Our Size Subjects Us to Lower Lending Limits than Many of Our Competitors are Subject to.  We are subject to lending limits, calculated as a function of our respective capital. We are limited in the size of loans we are able to make, singly or in the aggregate, to existing or potential customers. As of December 31, 2005, our lending limit for secured loans was approximately $14.9 million and our lending limit for unsecured loans was approximately $9.0 million. In the event that a customer’s loan demands exceed our lending limits, we may attempt to arrange for such loans on a participation basis with its correspondent banks. Where this is not feasible, we may be unable to make the loan. This may result in the loss of existing or prospective business.

We are Subject to Other Government Regulation that Could Limit or Restrict Our Activities, Which in Turn Could Adversely Impact Our Operations.  The financial services industry is regulated extensively. Federal and state regulation is designed primarily to protect the deposit insurance funds and consumers, rather than our shareholders. These regulations can sometimes impose significant limitations on our operations. In addition, these regulations are constantly evolving and may change significantly over time. New laws and regulations or changes in existing laws and regulations or repeal of existing laws and regulations may adversely impact our business. The impact on us and our financial performance of the recently enacted Sarbanes-Oxley Act of 2002 and various rule makings by the SEC and the NASD cannot presently be determined. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects economic conditions for us.

If a Significant Number of Borrowers and Guarantors Fail to Perform as Required by the Terms of Their Loans, We Will Sustain Losses.  A significant source of risk for us arises from the possibility that losses will be sustained if a significant number of our borrowers and guarantors fail to perform in accordance with the terms of their loans and guaranties. This risk increases when the economy is weak. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that we believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations.

Our Allowance for Loan Losses May Not be Adequate to Cover Actual Losses.  In accordance with accounting principles generally accepted in the United States, we maintain an allowance for loan losses to provide for actual loan losses. Our allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our operating results. Our allowance for loan losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. While we believe that our allowance for loan losses is adequate to cover current losses, we cannot assure you that we will not further increase the allowance for loan losses or that regulators will not require us to increase this allowance. Either of these occurrences could materially and negatively affect our earnings. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Business is Subject to Interest Rate Risk and Changes in Interest Rates May Adversely Affect Our Performance and Financial Condition.  Our earnings are impacted by changing interest rates, which are unpredictable and beyond our control. Changes in interest rates impact the demand for new loans, the credit profile of our borrowers, the rates received on loans and securities and rates paid on deposits and borrowings. The difference between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, we would expect our interest rate spread to increase if interest rates rise and, conversely, to decline if interest rates fall. Although we believe our current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

Our Business is Subject to Liquidity Risk and Changes in Our Source of Funds May Affect Our Performance and Financial Condition.  Our ability to make loans is directly related to our ability to secure funding. We have historically used deposit customer checking accounts, savings accounts, money market accounts and small balance time deposits to fund our lending activities. These core deposits represent a significant source of low-cost funds. Alternative funding sources such as large balance time deposits or borrowings are a comparatively higher-costing source of funds. Liquidity risk arises from the inability to meet obligations when they come due or to manage the unplanned decreases or changes in funding sources. Although we believe we can continue to successfully pursue a core deposit funding strategy, significant fluctuations in core deposit balances may have an adverse effect on our financial condition and results of operations.

We Could be Adversely Affected by General Economic Conditions.  A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans and the ability of borrowers to repay outstanding loans, which could adversely affect our financial condition and results of operations in general and the market value of our common stock.

We are Exposed to Risk of Environmental and Other Liabilities with Respect to Properties to Which We Take Title.  In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental or other liabilities with respect to these properties. We may be held liable to a governmental entity or to third persons for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, in the event we become the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

Our Internal Operations are Subject to a Number of Risks.  We are subject to certain operations risks, including, but not limited to, data processing system failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. We maintain a system of internal controls to mitigate against such occurrences and maintain insurance coverage for such risks that are insurable, but should such an event occur that is not prevented or detected by our internal controls and uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on our business, financial condition or results of operations.

We Will Incur Additional Costs as a Result of Operating as a Public Company.  We are a new “public company” and are required to comply with the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and its related regulations, including the rules implementing the provisions of the Sarbanes-Oxley Act of 2002, or the SOX. As a financial institution, we have a history of filing regulatory reports and being subject to frequent government oversight. Our audit committee consists entirely of outside (i.e., non-employee) directors. We also have a system of internal controls. Although we cannot be certain of the effect, if any, the new requirements and regulations as a public company will have on us, we do not anticipate that complying with these regulations and requirements will result in any material changes in corporate governance, business or results of operations other than the additional costs associated with the reporting requirements under the Exchange Act and the enhanced disclosures under the SOX. At this point, such additional costs cannot be estimated or predicted and could be significant. Future changes in the laws, regulation, or policies that could also impact us and we cannot necessarily be predicted and may have a material adverse effect on business and earnings.

Risks Related to Our Common Stock

Our Common Stock is Currently Not Traded and Only a Limited Trading Market Exists for Our Common Stock.  Presently, there is no trading market for our common stock. As of December 31, 2005, there were 3,277,807 shares of our common stock issued and outstanding. Only a limited trading market for our common stock exists on the OTC “Bulletin Board.” We are aware of four dealers currently trading shares of our common stock. However, we cannot assure you that an active public market for our common stock will ever develop or the extent to which those dealers will continue trading our common stock.

The Interests of Our Controlling Shareholders May Differ from Yours; Concentrated Ownership of Our Common Stock Creates a Risk of Sudden Changes in Our Share Price.  As of March 28, 2006, our directors, executive officers and their related interests have voting control with respect to approximately 41% of our outstanding shares. In particular, John W. Birchfield, our Chairman, together with members of his immediate family, beneficially own and have voting power with respect to approximately 23.9% of our outstanding common stock. The interests of these controlling shareholders may differ from yours. Because of this beneficial ownership and voting power, our controlling shareholders have the power to substantially control any matter presented to shareholders for a vote, including with respect to the election of directors or other material transactions, such as a future issuance of securities, a potential acquisition of, or take-over proposal made by, another company. As a result, these controlling shareholders may cause the defeat of a proposal you support, or cause the passing of a proposal you oppose. In addition, investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. The sale by any of our large shareholders of a significant portion of that shareholder’s holdings could have a material adverse effect on the market price of our common stock. Further, the registration of any significant amount of additional shares of our common stock will have the immediate effect of increasing the public float of our common stock and any such increase may cause the market price of our common stock to decline or fluctuate significantly.

A Holder with as Little as a 5% Interest in FCB Bancorp Could, Under Certain Circumstances, be Subject to Regulation as a “Bank Holding Company.”  A holder (not including a natural person) of 25% or more of the outstanding FCB Bancorp common stock, or 5% or more if such holder otherwise exercises a “controlling influence” over FCB Bancorp, may be subject to regulation as a “bank holding company” in accordance with the Bank Holding Company Act of 1956, as amended (the “BHCA”). In addition, (i) any bank holding company or foreign bank with a U.S. presence may be required to obtain the approval of the Federal Reserve Board under the BHCA to acquire or retain 5% or more of the outstanding FCB Bancorp common stock and (ii) any person other than a bank holding company may be required to obtain the approval of the Federal Reserve Board under the Change in Bank Control Act to acquire or retain 10% or more of the outstanding FCB Bancorp common stock. Becoming a bank holding company imposes certain statutory and regulatory restrictions and burdens, and might require the holder to divest all or a portion of the holder’s investment in FCB Bancorp. In addition, because a bank holding company is required to provide managerial and financial strength for its bank subsidiary, such a holder may be required to divest investments that may be deemed incompatible with bank holding company status, such as a material investment in a company unrelated to banking.

Our Ability to Pay Dividends is Restricted by Law and Contractual Arrangements and Depends on Capital Distributions from the Bank Which are Subject to Regulatory Limits.  Our ability to pay dividends to our shareholders is subject to the restrictions set forth in California law. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividends” for more information on these restrictions. We cannot assure you that we will meet the criteria specified under California law or under these agreements in the future, in which case we may reduce or stop paying dividends on our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Bank owns its executive offices located at 1100 Paseo Camarillo, Camarillo, California. The building has approximately 5,100 square feet of space and adequate parking facilities.

The Bank also leases approximately 5,931 square feet of space for its administrative functions located at 730 Paseo Camarillo, Camarillo, California. The lease is with an unaffiliated third party. The lease term is for 5 years and commenced on August 1, 2004. The monthly base rent for the premises is $7,248 for 2005.

The Bank also leases approximately 1,532 square feet of space for its Camarillo Office located at 1200 Paseo Camarillo, Suite 170, Camarillo, California. The lease term is for 5 years and commenced on July 1, 2001, with one 5-year renewal option. The monthly base rent for the premises is $2,275 for 2005. The office is being sublet to an unaffiliated third party. The sublease commenced September 28, 2004 and expires June 30, 2006. The monthly base rent for the sublease is $2,275.

The Bank owns its main branch located at 1150 Paseo Camarillo, Camarillo, California. The building has approximately 9,032 square feet of space and adequate parking facilities.

The Bank also leases approximately 4,000 square feet of space for its Westlake Village Branch Office located at 32111 Agoura Road, Westlake Village, California. The lease term is for 5 years and commenced on September 1, 2004, with one 5-year renewal option. The lease is with an unaffiliated third party. The monthly base rent for the premises is $6,800 for 2005.

The Bank also leases approximately 1,672 usable square feet of space for its Oxnard Branch Office located at 300 Esplanade Drive, Suite 102, Oxnard, California. The premises is located on the first floor. The lease term is for 5 years and commenced on April 1, 2000, with one 5-year renewal option. The lease is with an unaffiliated third party. The Bank exercised its option and the monthly base rent for the premises is $3,295 for 2005.

The Bank also leases approximately 2,373 square feet of space for its Ventura Branch Office located at 1794 S. Victoria, Suite B, Ventura, California. The premises is located on the first floor. The lease term is for

10 years and commenced on August 26, 2002, with two 5-year renewal options. The lease is with an unaffiliated third party. The monthly base rent for the premises is $6,498 for 2005.

The Bank also leases approximately 3,850 square feet of space for its Thousand Oaks Branch Office located at 11 E. Hillcrest Drive, Suite A, Thousand Oaks, California. The lease term is for 10 years and commenced on October 15, 2003, with two 5-year renewal options. The lease is with an unaffiliated third party. The monthly base rent for the premises is $13,475 for 2005.

The Bank also leases approximately 990 square feet of space for its Simi Valley Branch Office located at 1177 East Los Angeles Avenue, Suite A, Simi Valley, California. The lease term is for 1 year and commenced on December 1, 2004, with no renewal options. The lease is with an unaffiliated third party. The monthly base rent for the premises is $2,200 for 2005.

The Bank also leases approximately 5,000 square feet of space for its ground lease located at Simi Valley Towne Center, Simi Valley, California. The lease term is for 20 years. Estimated occupancy will commence on January 2006, with six 5-year renewal options. The lease is with an unaffiliated third party. The monthly base rent for the premises is $10,417 for 2006.

The Bank owns its Irvine Branch Office located at 19752 MacArthur Blvd., Irvine, California 92612. The building has approximately 21,000 square feet of space and adequate parking facilities.

The Bank also leases approximately 1,585 square feet of space for its Torrance Loan Production Office located at Park Del Amo, 2377 Crenshaw Boulevard, Suite 130, Torrance, California. The lease term is for five years and commenced on April 1, 2003, with one 3-year renewal option. The lease is with an unaffiliated third party. The monthly base rent for the premises was $2,536 for each of the first 30 months, increasing to $2,694.50 for each month commencing October 1, 2005 through the end of the five-year lease term.

The Bank also leases approximately 1,491 square feet of space for its Anaheim Hills Branch Office located at 168 S. Fairmont Boulevard, Suite O, Anaheim Hills, California. The lease term commenced on March 7, 1995, and the Bank exercised its option to renew for one year, commencing on July 16, 2005 through July 15, 2006. The monthly base rent for the premises is $2,760 during the one-year lease option to renew period.

The Bank believes that its premises will be adequate for present and anticipated needs. The Bank also believes that it has adequate insurance to cover its premises.

Item 3.	Legal Proceedings

The nature of our business causes us to be involved in routine legal proceedings from time to time. We are not aware of any pending or threatened legal proceedings expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

None in the quarter ended December 31, 2005.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “FCBA.” Our common stock commenced trading under the symbol “FCBA” in October, 2005. Prior to this date, our common stock traded under the symbol “FCAA.”

The information in the following table indicates the high and low sales prices and volume of trading for our common stock for each quarterly period since January 1, 2004, and is based upon information provided by the OTC Bulletin Board. Because of the limited market for our common stock, these prices may not be indicative of the fair market value of our common stock. The information does not include transactions for which no public records are available. The trading prices in such transactions may be higher or lower than the prices reported below.

			Approximate
			Number of
	High	Low	Shares Traded

2004
First Quarter	$22.00	$15.80	32,387
Second Quarter	20.80	17.95	13,559
Third Quarter	19.75	17.75	24,272
Fourth Quarter	23.00	19.25	14,693
2005
First Quarter	$23.00	$22.50	190,970
Second Quarter	22.33	19.25	10,660
Third Quarter	20.95	19.80	12,674
Fourth Quarter	21.00	19.50	67,028
2006
First Quarter (through March 28, 2006)	$22.00	$20.00	19,380

As of March 28, 2006, there were 3,277,807 outstanding shares of our common stock. However, there is a limited trading market for the common stock, with an average trading volume for the 30 consecutive trading days prior to March 28, 2006 of approximately 218 shares per trading day. We are aware of only four dealers that have effected trades in our common stock. There can be no assurance that a more active trading market for our common stock will develop or will be sustained or that a holder of our common stock will have the ability to dispose of shares in a liquid market.

As of March 28, 2006, there were approximately 285 shareholders of record of our common stock; however, we believe that there are at least an additional 250 shareholders who own their shares in “street name” through brokerage firms. At such date, our directors, executive officers and their related interests had voting control over approximately 40% of our outstanding shares. There are no other classes of common equity of FCB Bancorp outstanding.

Our transfer agent for our common stock is U.S. Stock Transfer Corporation, Glendale, California.

Dividends

Our Articles of Incorporation provide that after the preferential dividends upon all other classes and series of stock entitled thereto have been paid or declared and set apart for payment and after we have complied with all requirements, if any, with respect to the setting aside of sums as a sinking fund or for a redemption account on any class of stock, then the holders of our common stock are entitled to receive any dividends declared by the Board of Directors out of funds legally available therefor under the laws of the State of California. Under California law, however, we are prohibited from paying dividends unless: (1) our retained earnings immediately prior to the dividend payment equals or exceeds the amount of the dividend; or (2) immediately after giving effect to the dividend, the sum of our assets would be at least equal to 125% of our liabilities, or, if the average of our earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of our interest expense for the two preceding fiscal years, our current assets would be at least equal to 125% of our current liabilities.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the securities authorized for issuance as of December 31, 2005:

Number of Securities
Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Plans approved by shareholders:
2005 Stock Option Plan	119,500	$17.64	80,500
Plans not approved by shareholders:
None	N/A	N/A	N/A

Total	119,500	$17.64	80,500

See “Item 11. Executive Compensation — 2005 Stock Option Plan” contained herein for a summary of the provisions of our 2005 Stock Option Plan.

Recent Sales of Unregistered Securities

We did not sell any of our equity securities during the quarter ended December 31, 2005 which were not registered under the Securities Act.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended December 31, 2005.

Item 6.	Selected Financial Data

The following table compares selected financial data for 2005 with the same data for the four prior years. The following data has been derived from the consolidated financial statements of the Company and should be read in conjunction with those statements, which are included in this report.

	As of or for the Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)

Results of Operations
Net interest income	$15,237	$11,656	$10,898	$9,141	$7,488
Provision for loan losses	488	418	510	510	576
Noninterest income	1,995	1,925	1,899	1,240	1,071
Noninterest expense	11,553	9,409	8,836	7,222	5,724
Net income	$3,224	$2,435	$2,207	$1,614	$1,355
Financial Position
Assets	$467,110	$283,745	$256,285	$203,907	$151,447
Loans	342,883	182,873	157,952	142,379	121,699
Allowance for loan losses	4,105	2,346	2,325	1,970	1,680
Goodwill and other intangibles	16,951	—	—	—	—
Deposits	372,348	227,190	211,929	186,661	139,356
Junior subordinated debentures	10,310	—	—	—	—
Shareholders’ equity	$45,778	$22,545	$18,365	$16,448	$11,248
Per Share Data:
Earnings per share:
Basic	$1.31	$1.17	$1.12	$0.91	$0.86
Diluted	$1.30	$1.14	$1.10	$0.86	$0.86
Book value per share	$13.97	$10.42	$9.26	$8.38	$7.20
Tangible book value per share	$8.79	$10.42	$9.26	$8.38	$7.20
Selected Ratios
Return on average equity	11.04%	11.97%	12.67%	11.24%	12.64%
Return on average assets	0.96%	0.91%	0.99%	0.88%	0.97%
Efficiency ratio(1)	66.96%	69.76%	68.92%	69.78%	67.55%
Net interest margin (tax equivalent)(2)	5.00%	4.78%	5.45%	5.47%	5.96%
Nonaccrual loans to loans	—	1.19%	1.55%	0.27%	0.66%
Net charges-offs to average loans	0.04%	0.21%	0.04%	0.17%	0.01%
Allowances for loan losses to loans	1.20%	1.28%	1.47%	1.38%	1.38%
Equity to assets	9.80%	7.95%	7.17%	8.07%	7.43%
Tangible equity to tangible assets	6.40%	7.95%	7.17%	8.07%	7.43%
Total capital ratio(3)	11.62%	12.25%	11.57%	11.51%	10.06%
Tier 1 capital ratio(3)	10.48%	11.04%	10.32%	10.26%	8.81%
Tier 1 leverage ratio(3)	8.88%	8.61%	7.54%	8.14%	7.47%

(1)	Computed by dividing noninterest expense by net interest income and noninterest income. The ratio is a measurement of the amount of revenue that is utilized to meet overhead expenses.

(2)	Computed by dividing net income on a tax equivalent basis by average earning assets.

(3)	Bank only

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the disclosure regarding “Forward-Looking Statements” set forth in “Item 1. Business — Forward-Looking Statements”, as well as the discussion set forth in “Item 1A. Risk Factors” and “Item 8. Financial Statements and Supplementary Data.”

The following discussion is designed to provide a better understanding of significant trends related to the consolidated results of operations and financial condition of FCB Bancorp and its wholly-owned subsidiaries. This discussion and information is derived from our audited consolidated financial statements and related notes for the three years ended December 31, 2005, 2004, and 2003. You should read this discussion in conjunction with those consolidated financial statements.

Critical Accounting Policies

The discussion and analysis of our consolidated results of operations and financial condition are based upon our audited consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, income and expense, and the related disclosures of contingent assets and liabilities at the date of these consolidated financial statements. We believe these estimates and assumptions to be reasonably accurate; however, actual results may differ from these estimates under different assumptions or circumstances. The following are our critical accounting policies.

Allowance for loan losses

An estimate of probable losses incurred in the loan portfolio is necessary in determining the amount of the allowance for loan losses which is presented as a reduction of our loan balances. The provision for loan losses, charged to operations, is the amount that is necessary to establish the allowance. The information used by us to make this estimate is described later in this section and in the notes to the consolidated financial statements. The allowance for loan losses was $4,105,000 at December 31, 2005 and was $2,346,000 at December 31, 2004.

Income taxes

An estimate of probable income tax benefits that will not be realized in future years is required in determining the necessity for a valuation allowance for deferred tax assets. The information used by us to make this estimate is described later in this section and in the notes to the consolidated financial statements. Net deferred tax assets were $730,000 at December 31, 2005 and were $630,000 at December 31, 2004; there was no valuation allowance at either period end.

Goodwill

An estimate of probable impairment loss is required in determining the carrying value of goodwill. An impairment loss is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The information used by us to make this estimate is described later in this section and in the notes to the consolidated financial statements. Goodwill was $16,341,000 at December 31, 2005; there was no impairment loss at year end.

Overview

FCB Bancorp is a new bank holding company arising from a transaction in which the shareholders of First California Bank exchanged their common shares for that of FCB Bancorp on a share-for-share basis. As a result of this transaction, First California Bank became a wholly-owned subsidiary of FCB Bancorp on September 30, 2005. FCB Bancorp and First California Bank are related entities; accordingly, the consolidated financial position and results of operations for the year ended December 31, 2005 and all other prior periods have been restated to reflect the combined entities.

Also on September 30, 2005, FCB Bancorp completed its acquisition of South Coast Bancorp, Inc. and its wholly-owned subsidiaries, South Coast Commercial Bank and SC Financial. SC Financial is an inactive subsidiary. Shareholders of South Coast Bancorp, Inc. received cash of $36.0 million in exchange for their common shares; South Coast Bancorp, Inc. was then merged with and into FCB Bancorp.

In connection with this acquisition, FCB Bancorp issued 1,115,000 shares of common stock to accredited investors at $19.75 per share on September 30, 2005. Net proceeds from this offering were $20.7 million. In addition, FCB Bancorp issued $10.3 million of junior subordinated debentures (commonly referred to as trust preferred securities) on September 30, 2005. Substantially all the proceeds from these offerings were used to fund the acquisition.

The acquisition was accounted for using the purchase method of accounting; accordingly, the December 31, 2005 consolidated financial position of the Company includes the fair value of the assets acquired and the liabilities assumed of South Coast Bancorp, Inc. The consolidated results of operations, however, reflects only the consolidated activities after the merger was consummated on September 30, 2005.

On December 5, 2005, FCB Bancorp sold South Coast Commercial Bank to Woori America Bank pursuant to a merger transaction for a premium of $1.0 million before taxes and expenses (the “Woori Merger”). The net premium reduced previously recognized goodwill that arose from our purchase of South Coast Commercial Bank on September 30, 2005. Also on December 5, 2005, in a separate but related transaction, our subsidiary, First California Bank, acquired essentially all of the assets and liabilities of South Coast Commercial Bank, including substantially all current loan and deposit accounts. The purchase and assumption transaction closed immediately prior to the Woori Merger.

Net income for 2005 increased 32 percent to $3,224,000, or $1.30 per diluted share, compared with $2,435,000, or $1.14 per diluted share, for 2004. For 2003, net income was $2,207,000 or $1.10 per diluted share. The earnings per share data for 2005 reflect the increase in outstanding weighted average shares that resulted from the issuance of 1,115,000 new shares at the end of the third quarter.

The following table presents a summary of net income:

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share)

Net income	$3,224	$2,435	$2,207
Basic earnings per share	$1.31	$1.17	$1.12
Diluted earnings per share	$1.30	$1.14	$1.10
Basic weighted average shares	2,467	2,080	1,974
Diluted weighted average shares	2,488	2,136	2,012

The following table presents the unaudited pro forma results of operations for the year ended December 31, 2005 and the year ended December 31, 2004 as if the merger, common stock issuance and trust preferred issuance had occurred on January 1, 2004. The pro forma results of operations include estimates and assumptions that were made solely for purposes of developing this pro forma information and are not necessarily an indication of the results that would have been achieved had the acquisition been consummated at the beginning of 2004 or that may be achieved in the future.

	Year Ended December 31,
	2005	2004
	(In thousands, except per share data)

Net income as reported	$3,224	$2,435
Proforma combined net income	$4,353	$3,894
Earnings per share as reported:
Basic	$1.31	$1.17
Diluted	$1.30	$1.14
Proforma combined earnings per share:
Basic	$1.33	$1.22
Diluted	$1.33	$1.20
Average shares outstanding as reported:
Basic	2,467	2,080
Diluted	2,488	2,136
Proforma average shares outstanding:
Basic	3,278	3,195
Diluted	3,278	3,251

Results of Operations — for the three years ended December 31, 2005

Net interest income

Net interest income for 2005 was $15,237,000, up 31 percent from $11,656,000 for 2004. Net interest income was $10,898,000 for 2003. The increase in net interest income reflects the increase in earning assets stemming from both an increase in our business lending and our recent acquisition. Average earning assets increased 24 percent to $307,376,000 for 2005 from $247,283,000 for 2004. Average earning assets for 2003 were $202,091,000.

The net interest margin (on a tax equivalent basis) for 2005 was 5.00% compared with 4.78% for 2004. Net interest margin was 5.45% for 2003. The increase in the net interest margin in 2005 reflects the general increase in interest rates. The decrease in the net interest margin in 2004 reflects the change in the mix of earning assets and funding services from the prior year.

Average loans were $226,216,000 for 2005 and represented 74 percent of average earning assets, compared with $168,614,000 and 68 percent for 2004. For 2003, average loans were $149,186,000 or 74 percent of average earning assets. Average loans increased 34 percent for 2005 and 13 percent for 2004. The increase in loans reflects the 2005 acquisition, the expansion of our branch network over these periods and the success of our business strategy.

Average securities were $75,718,000 for 2005 and represented 25 percent of average earning assets, compared with $72,892,000 and 29 percent for 2004. For 2003, average securities were $44,880,000 or 22 percent of average earning assets. Average securities increased 4 percent for 2005 and 62 percent for 2004. Beginning in 2003, we began to more actively manage our investments, core funding sources, alternative funding sources and capital. In this regard, mid-year 2003, we purchased approximately $30,000,000 U.S. agency mortgage-backed securities with a final maturity of seven years. In addition, we secured $25,000,000 of FHLB term advances with final maturities of three months to three years. From mid-year 2004 to year-end 2004, we made several other purchases of U.S. agency mortgage-backed securities of approximately $15,000,000 with FHLB term advances of $14,900,000. While the addition of these securities had the effect of decreasing, in part, the net interest margin for the periods presented, net interest income has increased.

Average deposits were $266,553,000 for 2005 and represented 87 percent of average earning assets, compared with $215,066,000 and 87 percent of average earning assets for 2004. Average deposits were $191,957,000 or 95 percent of average earning assets for 2003. Average deposits increased 24 percent for 2005 and 12 percent for 2004. Noninterest bearing demand deposits for the same periods increased 17 percent and 21 percent respectively. The increase in deposits reflects the 2005 acquisition, the expansion of our branch network and the success of our business strategy. We do not accept broker certificates of deposits.

Average FHLB advances were $35,139,000 for 2005 compared with $29,706,000 for 2004. Average FHLB advances for 2003 were $12,405,000. The increase in FHLB advances reflects the more active management of investments, core funding sources, alternative funding sources and capital described above.

The following table presents average balances and interest income or interest expense, with resulting average yield or rates on a tax equivalent basis, by earning asset or interest bearing liability category:

	For the Years Ended December 31,
	2005			2004			2003
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)

Commercial	$87,372	$7,049	8.07%	$69,317	$5,046	7.28%	$60,022	4,370	7.28%
Real estate	131,252	9,342	7.12%	94,089	5,758	6.12%	81,573	5,926	7.26%
Consumer	7,592	518	6.82%	5,208	405	7.77%	7,591	642	8.46%

Total loans	226,216	16,909	7.47%	168,614	11,209	6.65%	149,186	10,938	7.33%

Taxable	67,399	2,306	3.42%	65,583	1,971	3.00%	40,128	1,194	2.98%
Nontaxable	8,319	321	5.85%	7,309	299	6.20%	4,752	212	6.76%

Total securities	75,718	2,627	3.69%	72,892	2,270	3.32%	44,880	1,406	3.13%

Federal funds sold	4,626	152	3.29%	5,640	74	1.31%	8,025	85	1.06%
Deposits with banks	816	26	3.18%	137	2	0.66%	—	—	—

Total earning assets	307,376	19,714	6.47%	247,283	13,554	5.54%	202,091	12,429	6.15%

Non-earning assets	27,753			19,220			20,430

Total assets	$335,129			$266,503			$222,521

Interest bearing demand deposits	20,694	39	0.19%	19,775	21	0.11%	17,946	19	0.11%
Savings	68,568	717	1.05%	61,697	487	0.79%	51,807	372	0.72%
Certificates of deposit	81,985	2,522	3.08%	52,139	809	1.55%	54,804	949	1.73%

Total interest bearing deposits	171,247	3,278	1.91%	133,611	1,317	0.98%	124,557	1,340	1.08%

Federal funds purchased	92	4	4.08%	70	2	2.51%	—	—	—
FHLB advances	35,139	1,041	2.96%	29,706	579	1.95%	12,405	191	1.54%
Junior subordinated debentures	2,519	154	6.15%	—	—	—	—	—	—

Total borrowed funds	37,750	1,199	3.18%	29,776	581	1.95%	12,405	191	1.54%

Total interest bearing funds	208,997	4,477	2.14%	163,387	1,898	1.16%	136,962	1,531	1.12%

Noninterest bearing demand deposits	95,306			81,455			67,400
Other liabilities	1,611			1,315			746
Shareholders’ equity	29,215			20,346			17,413

Total liabilities and shareholder’s equity	$335,129			$266,503			$222,521

Net interest income		$15,237			$11,656			$10,898
Net interest margin (tax equivalent)			5.00%			4.78%			5.45%

Net interest income is affected by changes in the level and mix of average earning assets and average interest-bearing funds. The changes between periods in these balances are referred to as balance changes. The effect on net interest income from changes in average balances is measured by multiplying the change in the average balance between the current period and the prior period by the prior period average rate. Net interest income is also affected by changes in the average rate earned or paid on earning assets and interest-bearing funds and these are referred to as rate changes. The effect on net interest income from changes in average rates is measured by multiplying the change in the average rate between the current period and the prior period by the prior period average balance. Changes attributable to both rate and volume are allocated on a pro rata basis to the change in average volume and the change in average rate.

The following tables present changes in net interest income attributable to volume and rate for the periods indicated:

	2005 to 2004 Change in Interest			2004 to 2003 Change in Interest
	Income/Expense due to:			Income/Expense due to:
	Rate	Volume	Total	Rate	Volume	Total
	(Dollars in thousands)

Interest income
Interest on loans	$1,870	$3,829	$5,699	$(1,153)	$1,424	$271
Interest on securities	270	88	358	(15)	878	863
Interest on Federal funds sold	91	(13)	78	14	(25)	(11)
Interest on deposits with banks	23	4	27	—	—	—

Total interest income	2,254	3,908	6,162	(1,154)	2,277	1,123

Interest expense
Interest bearing demand deposits	17	1	18	1	2	3
Savings	175	54	229	44	72	116
Certificates of deposit	1,254	462	1,716	(98)	(46)	(144)

Total interest on deposits	1,446	517	1,963	(53)	28	(25)

Interest on borrowings	462	156	618	122	268	390

Total interest expense	1,908	673	2,581	69	296	365

Net interest income	$346	$3,235	$3,581	$(1,223)	$1,981	$758

Provision for loan losses

For the year 2005 the provision for loan losses was $488,000 compared with $418,000 for 2004. The provision for loan losses for 2003 was $510,000.

Noninterest income

Noninterest income was $1,995,000 for 2005 compared with $1,925,000 for 2004. Noninterest income was $1,899,000 for 2003.

Service charges on deposit accounts increased 3 percent to $1,083,000 for 2005 from $1,056,000 for 2004. Service charges on deposit accounts were $965,000 for 2003. The increase in service charge income reflects the higher level of checking and savings accounts from the previous year as well as a general increases in scheduled service fees.

Earnings on cash surrender value of life insurance were $226,000 for 2005 compared with $224,000 for 2004. Earnings for 2003 were $260,000. We purchased life insurance policies at the end of December 2002 to support life insurance benefits for several key employees and salary continuation benefits for certain executives.

Gains on loan sales and commissions on brokered loans totaled $344,000 for 2005 compared with $219,000 for 2004. Gains on loans sales and commissions on brokered loans totaled $382,000 for 2003. We originate SBA 7(a) loans and sell the guaranteed portion of the loan into the secondary market for a gain. We also arrange SBA 504 and other loans for customers that are ultimately funded by others and receive commissions for our services. The change in income reflects the change in the number and amount of loans sold or brokered in each period.

The following table presents a summary of noninterest income:

	For the Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Service charges on deposit accounts	$1,083	$1,056	$965
Earnings on cash surrender value of life insurance	226	224	260
Commissions on brokered loans	226	132	307
Net gain on sales of loans	118	87	75
Net servicing fees	47	42	34
Net gain (loss) on sales of securities	2	94	(22)
Other income	293	290	280

Total noninterest income	$1,995	$1,925	$1,899

Noninterest expense

Noninterest expense for 2005 was $11,553,000 up 23 percent from $9,409,000 for 2004. Noninterest expense for 2003 was $8,836,000. The efficiency ratio was 66.96 percent for 2005 compared with 69.76 percent for 2004 and 68.92 percent for 2003.

We have pursued a growth strategy through de novo branching. This requires us to recruit and hire personnel and lease or build facilities to operate and house the new branch. These expenses are incurred prior to the opening of the branch and generally are in excess of the income from the branch when it commences operations. The increase in salaries and benefits expense and premises and equipment expense reflects this growth strategy. The Thousand Oaks office was opened in the fall of 2003 and the Simi Valley office was opened in January of 2005. We also expanded into a new operations center in the summer of 2004 consolidating into one facility loan, deposit and technology operations.

More recently we have grown through acquisition and our noninterest expenses for 2005 reflect the addition of two branches, a loan production office and personnel since the end of the 2005 third quarter. Since that time and before the end of the 2005 year, we converted the acquired operations to a single operating system, combined all administrative functions and now do business with all customers as First California Bank in all of our locations.

In addition, in 2004, we implemented a new core application processing system that lowered our unit costs while providing a platform that more readily supports growth and expansion of services.

The following table presents a summary of noninterest expense:

	For the Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Salaries and employee benefits	$6,693	$5,373	$5,220
Premises and equipment	1,832	1,301	972
Data processing	589	758	836
Legal, audit, and other professional services	485	418	328
Printing, stationary, and supplies	195	141	166
Telephone	175	163	161
Directors’ fees	132	128	106
Advertising and marketing	412	299	298
Postage	77	81	84
Other expenses	963	747	665

Total noninterest expense	$11,553	$9,409	$8,836

Income taxes

The provision for income taxes was $1,967,000 for 2005 compared with $1,319,000 for 2004. The provision for income taxes was $1,244,000 for 2003. The effective tax rate was 37.9 percent for 2005 compared with 35.1 percent for 2004 and 36.0 percent for 2003.

The combined federal and state statutory rate for all periods was 41.1 percent. The effective tax rate was less than the combined statutory tax rate as a result of excluding from taxable income interest income on municipal securities and the earnings on the cash surrender value of life insurance.

Financial Position — December 31, 2005 compared with December 31, 2004

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

Commercial real estate loans rely upon the cash flow originating from the underlying real property. Commercial real estate is a cyclical industry that is affected not only by general economic conditions but also by local supply and demand. In the office sector, the demand for office space is highly dependent on employment levels. In the retail sector, the demand for retail space and the levels of retail rents are affected by consumer spending and confidence. The industrial sector has exposure to the level of exports, defense spending and inventory levels. Vacancy rates, location, and other factors affect the amount rental income for commercial property. Tenants may relocate, fail to honor their lease or go out of business. In the multifamily residential sector the demand for apartments is heavily influenced by the affordability of ownership housing, employment conditions and the vacancy of existing inventory. Population growth or decline and changing demographics, such as increases in the level of immigrants or retirees, are also factors influencing the multifamily residential sector.

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

Since the risks in each category of loan changes based on a number of factors, it is not possible to state whether a particular type of lending carries with it a greater or lesser degree of risk at any specific time in the economic cycle. In a stabilized economic environment it is generally considered that home mortgage loans have the least risk, followed by home equity loans, multifamily property loans, commercial property loans, commercial loans and lines and finally construction loans. However, this ordering may vary from time to time and the degree of risk from the credits with the least risk to those with the highest risk profile may expand or contract with the general economy.

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

Loans

Total loans increased 87 percent to $342,883,000 at December 31, 2005 from $182,873,000 at December 31, 2004. Total loans were $157,952,000 at December 31, 2003. Loan growth is the result of our acquisition, increased lending in our immediate market area, and the opening of four additional banking offices since September 1999.

The following table presents the portfolio of loans:

	For the Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Commercial mortgage	$192,263	$78,315	$81,415
Multifamily mortgage	31,708	5,142	6,223
Commercial loans and lines	64,271	68,996	42,076
Construction	28,157	12,330	16,540
Home equity loans and lines	8,689	2,114	5,808
Home mortgage	13,443	11,558	2,898
Installment & credit card	4,352	4,418	2,992

Total loans	342,883	182,873	157,952
Allowance for loan losses	(4,105)	(2,346)	(2,325)

Loans, net	$338,778	$180,527	$155,627

The loan categories above are derived from bank regulatory reporting standards for loans secured by real estate; however, a portion of the mortgage loans above are loans that we consider to be a commercial loan for which we have taken real estate collateral as additional support or from an abundance of caution. In these instances we are not looking to the real property as its primary source of repayment, but rather as a secondary or tertiary source of repayment.

Commercial mortgage loans, the largest segment of our portfolio, were 56 percent of total loans at December 31, 2005 compared with 43 percent and 52 percent at December 31, 2004 and 2003. Commercial mortgage loans are collateralized by many different commercial property types. Our top three categories have been office, industrial, and retail, representing approximately 80 percent of commercial mortgage loans. In addition, most (76 percent at December 31, 2005) of our commercial property lending is in Ventura, Orange and Los Angeles Counties.

Commercial mortgage loans are underwritten with a maximum loan-to-value of 70 percent and a minimum debt service coverage ratio of 1.25. These criteria may become more stringent depending on the type of property. We focus on cash flow; consequently, regardless the value of the collateral, the commercial real estate project must provide sufficient cash flow, or alternatively the principals must supplement the project with other cash flow, to service the debt. We generally require the principals to guarantee the loan. We also “stress-test” commercial mortgage loans to determine the potential affect changes in interest rates, vacancy rates, and lease or rent rates would have on the cash flow of the project. Additionally, at least on an annual basis, we require updates on the cash flow of the project and, where practicable, we visit the properties.

Multifamily residential mortgage loans were 9 percent of total loans at December 31, 2005 compared with 3 percent and 4 percent at December 31, 2004 and 2003. Multifamily mortgage loans are collateralized by apartments mostly located in our tri-county market area. Multifamily mortgage loans are underwritten in a fashion similar to commercial mortgage loans described above.

Commercial loans represent the next largest category of loans and were 19 percent of total loans at December 31, 2005, down from 38 percent at December 31, 2004 and 27 percent at December 31, 2003. Commercial loans are made for the purpose of providing working capital, equipment purchases and business expansion. Commercial loans may be unsecured or secured by assets such as equipment, inventory, accounts receivables, and real property. Personal guarantees of the business owner may also be present. Additionally, these loans may also have partial guarantees from the U.S. Small Business Administration (“SBA”) or other federal or state agencies. The commercial loan portfolio is made up of broadly diversified business sectors with the largest sectors in real estate/construction, finance and insurance, healthcare, manufacturing and professional services.

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

We also have a portfolio of higher-yielding, asset-based loans that involves us purchasing customer invoices on a recourse basis. This product is called “Cash Flow Maximizer” (“CFM”). Using software, technical and marketing support provided by a third-party vendor, we are able to purchase customer invoices, with full recourse, at a discount and pay the customer 98.5 to 95.0 percent of the face value of the invoice. The amount is repaid, generally in 30 to 45 days, by the merchant remitting payment of the invoice directly to us. The discount is recognized in income at the time of purchase. We further reduce the purchase amount to the customer by an average of 10 percent of the face value of the invoice; setting aside this reserve amount in a restricted interest-bearing savings account held by us to cover any losses on any purchase. Additionally, as part of our normal analysis of the adequacy of our allowance for loan losses, we allocate approximately one percent to outstanding CFM balances. As of December 31, 2005 , there were 20 active accounts with outstanding balances of $8.7 million. CFM is included in the commercial loan category in the loan distribution table.

Construction loans represent 8 percent of total loans at December 31, 2005 compared with 7 percent at December 31, 2004 and 10 percent at December 31, 2003. Construction loans represent single-family and commercial building projects and are approximately evenly divided between the two types. Construction loans are typically short term, with maturities ranging from 12 to 18 months. For commercial projects, we have a maximum loan-to-value requirement of 70 percent of the FIRREA conforming appraised value. For residential projects, the maximum loan-to-value ranges from 80 percent on loans under $500,000 to 70 percent on loans of $1,000,000 or more. We require the borrower to provide in cash at least 20 percent of the cost of the project. At the borrower’s expense, we use a third party vendor for funds control, lien releases and inspections. In addition, we regularly monitor the marketplace and the economy for evidence of deterioration in real estate values.

The following table presents the scheduled maturities of fixed and adjustable rate loans:

	December 31, 2005
		After One
	One Year	Year to	After Five
	or Less	Five Years	Years	Total
	(Dollars in thousands)

Fixed rate loan
Commercial real estate	$3,574	$9,039	$9,311	$21,924
Commercial loans and lines	620	2,340	508	3,468
Construction	—	—	—	—
Consumer	184	345	—	529
Other	—	—	3,882	3,882

Total fixed rate loan maturities	4,378	11,724	13,701	29,803

Adjustable rate loan
Commercial real estate	166,701	30,575	1,300	198,576
Commercial loans and lines	69,777	5,202	—	74,979
Construction	26,859	—	—	26,859
Consumer	3,514	426	—	3,940
Other	5,582	3,144	—	8,726

Total adjustable rate loan maturities	272,433	39,347	1,300	313,080

Total maturities	$276,811	$51,071	$15,001	$342,883

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

Our loan policy provides procedures designed to evaluate and assess the risk factors associated with our loan portfolio, to enable us to assess such risk factors prior to granting new loans and to evaluate the sufficiency of the allowance for loan losses. We conduct an assessment of the allowance on a monthly basis and undertake a more critical evaluation quarterly. At the time of the monthly review, the Board of Directors will examine and formally approve the adequacy of the allowance. The quarterly evaluation includes an assessment of the following factors: any external loan review and any regulatory examination, estimated potential loss exposure on each pool of loans, concentrations of credit, value of collateral, the level of delinquency and non-accruals, trends in the portfolio volume, effects of any changes in the lending policies and procedures, changes in lending personnel, present economic conditions at the local, state and national level, the amount of undisbursed off-balance sheet commitments, and a migration analysis of historical losses and recoveries for the prior eight quarters.

The following table presents the allowance for loan losses:

	For the Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)

Beginning balance	$2,346	$2,325	$1,970	$1,680	$1,114
Balance acquired in purchase	1,185	—	—	—	—
Provision for loan losses	488	418	510	510	576
Loans charged-off	(74)	(359)	(124)	(336)	(27)
Transfers to undisbursed commitment liability	(50)	(50)	(100)	—	—
Recoveries on loans charged-off	210	12	69	116	17

Ending balance	$4,105	$2,346	$2,325	$1,970	$1,680

Allowance to loans	1.20%	1.28%	1.47%	1.38%	1.38%

The following table presents the allocation of the allowance to each loan category and the percentage relationship of loans in each category to total loans:

	December 31,
	2005		2004
		Percent of		Percent of
		Loans in		Loans in
		Category to		Category to
	Amount	Total Loans	Amount	Total Loans
	(Dollars in thousands)

Commercial mortgage	$1,273	39%	$821	44%
Multifamily mortgage	159	5%	26	1%
Commercial loans	1,062	32%	856	46%
Construction loans	620	19%	62	3%
Home equity loans	43	1%	13	1%
Home mortgage	67	2%	58	3%
Installment and credit card	60	2%	45	2%

Subtotal	3,284		1,881
Unallocated	821		465

Total	$4,105	100%	$2,346	100%

The allocation presented above should not be interpreted as an indication that charges to the allowance will be incurred in these amounts or proportions. The amounts attributed to each loan category are based on the analysis described above. The following table presents past due and nonaccrual loans. We had no restructured loans for the periods presented.

	December 31,
	2005	2004
	(Dollars in thousands)

Accruing loans past due 90 days or more	$137	$—
Nonaccrual loans	$—	$2,180
Ratios:
Accruing loans past due 90 days or more to average loans	0.06%	0.00%
Nonaccrual loans to average loans	0.00%	1.29%
Interest income on nonaccrual loans:
Contractually due	$—	$197
Collected	$64	$69

There were no nonaccrual loans at December 31, 2005. Nonaccrual loans were $2,180,000 at December 31, 2004 and $2,443,000 at December 31, 2003.

Nonaccrual loans for 2003 and 2002 chiefly represents a participation in a construction loan with several other banks to a borrower who defaulted on the payment terms and filed for bankruptcy. In December 2004, the bankruptcy court approved a settlement and the borrower has, in 2005, resumed payments under the approved settlement. The loan was returned to accruing status in the third quarter of 2005. There have been no charge-offs on this loan.

Investing, funding and liquidity risk

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

We enjoy a large base of core deposits (representing checking, savings and small balance certificates of deposit). At December 31, 2005 core deposits totaled $298.3 million. Core deposits represent a significant low-cost source of funds that support our lending activities and represent a key part of our funding strategy. We seek and stress the importance of both loan and deposit relationships with customers in our business plans.

Alternative funding sources include large balance certificates of deposits, federal funds purchased from other institutions, and borrowings.

Large balance certificates of deposits are not central to our funding strategy; however, we have participated in the State of California time deposit program, which began in 1977, for several years. The time deposit program is one element of a pooled investment account managed by the State Treasurer for the benefit of the State of California and all participating local agencies. The pooled investment account had approximately $60 billion in investments of which approximately $7 billion represented time deposits placed at various financial institutions. At December 31, 2005, State of California time deposits placed with us, with original maturities of three and six months, were $18.0 million. We believe that the State Treasurer will continue this program; we also believe that we have the ability to establish large balance certificates of deposit rates that will enable us to attract, replace, or retain those deposits accepted in our local market area if it becomes necessary under a modified funding strategy.

We, as a member of the FHLB, have access to borrowing arrangements with a maximum available borrowing of approximately $124.8 million. Borrowings under these arrangements are collateralized with our FHLB stock as well as with our loans and securities. As of December 31, 2005, we had borrowings outstanding with the FHLB of $36.3 million.

In addition, we have lines of credit with three other financial institutions providing for federal funds facilities up to a maximum of $14.0 million. The lines of credit support short-term liquidity needs and cannot be used for more than 15 consecutive days. These lines are unsecured, have no formal maturity date and can be revoked at any time by the granting institutions. There were no borrowings under these lines of credit at December 31, 2005.

We also maintain a secured borrowing facility of $800,000 with the Federal Reserve Bank of San Francisco. There were no borrowings under this facility at December 31, 2005.

Federal funds sold to other institutions provide an immediate source of liquidity. The securities portfolio also provides a source of liquidity through the periodic remittance of interest and principal. We purchase securities to generate interest income and to assist in the management of liquidity risk. Federal funds sold were $0.3 million and securities were $73.4 million at December 31, 2005.

Securities

Securities are classified as ‘available-for-sale’ for accounting purposes and, as such, are recorded at their fair or market values in the balance sheet. Fair values are based on quoted market prices. Changes in the fair value of securities (that is, unrealized holding gains or losses) are reported as ‘other comprehensive income,’ net of tax and carried as accumulated comprehensive income or loss within shareholders’ equity until realized.

The following table presents securities, at amortized cost, by maturity distribution and weighted average yield:

	At December 31, 2005
		After	After
	One Year or	One Year to	Five Years to	Over
	Less	Five Years	Ten Years	Ten Years	Total
	(In thousands)

Maturity distribution U.S. Treasury notes	$4,524	$2,452			$6,976
U.S. agency notes	5,779	4,597			10,376
U.S. agency mortgage-backed securities		41,053	2,810	1,226	45,089
Collateralized mortgage obligations			3,414		3,414
Municipal securities	100	679	3,525	4,875	9,179

Total	$10,403	$48,781	$9,749	$6,101	$75,034

Weighted average yield U.S. Treasury notes	3.11%	4.19%			3.50%
U.S. agency notes	3.25%	3.50%			3.36%
U.S. agency mortgage-backed securities		3.74%	4.64%	5.41%	3.84%
Collateralized mortgage obligations			4.79%		4.79%
Municipal securities	8.03%	5.69%	5.45%	6.00%	5.79%

Total	3.24%	3.77%	4.99%	5.88%	4.03%

	December 31, 2004
		After	After
	One Year	One Year to	Five Years to	Over
	or Less	Five Years	Ten Years	Ten Years	Total
	(Dollars in thousands)

Maturity distribution
Mortgage-backed securities	$1,226	$36,848	$10,314	$7,960	$56,348
Collateralized mortgage obligations			1,568	3,347	4,915
U.S. Treasury obligations	2,993				2,993
Municipal securities	100	295	2,723	3,615	6,733
U.S. agency securities	3,746	3,050			6,796

Total	$8,065	$40,193	$14,605	$14,922	$77,785

Weighted average yield

Mortgage-backed securities	3.75%	3.26%	4.10%	4.50%	3.60%
Collateralized mortgage obligations			4.91%	4.72%	4.78%
U.S. Treasury obligations	2.75%				2.75%
Municipal securities	7.12%	7.96%	5.47%	6.03%	5.90%
U.S. agency securities	2.69%	2.62%			2.66%

Total	2.93%	3.25%	4.44%	4.92%	3.76%

Securities, at amortized cost, declined to $75,034,000, or 4 percent, at December 31, 2005 from $77,785,000 at December 31, 2004. Securities, at amortized cost, were $65,286,000 at December 31, 2003. The increase in securities from 2003 to 2004 reflect (i) the shift from investing in overnight, lower-yielding federal funds sold into longer-term, higher-yielding securities, (ii) the increase in core deposits over the periods, and (iii) a more active use of equity capital and alternative funding sources to generate interest income.

Net unrealized holding losses at December 31, 2005 and 2004 were $1,615,000 and $440,000, respectively. Net unrealized holding losses at December 31, 2003 were $512,000. As a percentage of securities, at amortized cost, unrealized holding losses were 1.45 percent, 0.57 percent and 0.78 percent at the end of each respective period. Securities are comprised largely of U.S. Government Agency obligations, mortgage-backed securities and California municipal general obligation bonds. We have evaluated the unrealized losses of these securities and determined, as of December 31, 2005, that they were temporary and were related to the fluctuation in market interest rates since purchase.

Deposits

We primarily accept deposits of small businesses located principally in Ventura, Los Angeles and Orange Counties. Core deposits (representing checking, savings and small balance certificates of deposit (that is, balances under $100,000)) totaled $298,330,000 at December 31, 2005. Core deposits increased 53 percent for 2005 from $194,939,000 at the end of 2004. At December 31, 2003, core deposits totaled $184,432,000. Core deposits represent a significant low-cost source of funds that support our lending activities.

The following tables present the average balance and the average rate paid on each deposit category for the periods indicated:

	For the Years Ended December 31,
	2005		2004		2003
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(Dollars in thousands)

Core deposits
Noninterest bearing demand deposits	$95,306		$81,455		$67,400
Interest checking	20,694	0.19%	19,776	0.11%	17,946	0.11%
Savings accounts	68,569	1.05%	61,697	0.79%	51,807	0.72%
Time deposits less than $100,000	52,340	3.06%	27,355	1.33%	28,080	1.54%

Total core deposits	$236,909		$190,283		$165,233

Noncore deposits
Time deposits of $100,000 or more	29,645	3.10%	24,783	1.79%	26,724	1.93%

Total deposits	$266,554		$215,066		$191,957

Total interest bearing deposits	$171,247	1.91%	$133,611	0.98%	$124,557	1.08%

Large balance certificates of deposits (that is, balances of $100,000 or more) totaled $74,018,000 at December 31, 2005. Large balance certificates of deposits were $32,251,000 at December 31, 2004 and $27,497,000 at December 31, 2003. A portion of these large balance time deposits represent deposits placed by the State Treasurer of California with the Bank. The remainder represent time deposits accepted from customers in our market area. There were no broker deposits during or as of any period presented.

The following table presents the maturity of large balance certificates of deposits for the periods indicated:

	For the Years Ending December 31,
	2005		2004
	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)

Three months or less	$28,960	39%	$17,394	54%
Over three months through six months	19,947	27%	7,571	23%
Over six months through one year	9,358	13%	2,086	6%
Over one year	15,753	21%	5,200	16%

Total	$74,018	100%	$32,251	100%

Borrowings

First California Bank is a member of the FHLB. Membership allows us to borrow, approximately $124.8 million at December 31, 2005, to meet funding needs and otherwise assist in the management of liquidity risk. Borrowings with the FHLB are collateralized with our investment in FHLB stock as well as with loans or securities from time to time. At December 31, 2005 our investment in FHLB stock totaled $2,394,500.

The following table presents the amounts and weighted average interest rate of FHLB advances.

	For the Years Ended December 31,
	2005		2004		2003
	Federal Home	Weighted	Federal Home	Weighted	Federal Home	Weighted
	Loan Bank	Average	Loan Bank	Average	Loan Bank	Average
	Advances	Interest Rate	Advances	Interest Rate	Advances	Interest Rate
	(Dollars in thousands)

Amount outstanding at end of period	$36,319	3.70%	$32,850	2.39%	$25,000	1.63%
Maximum amount outstanding at any month-end during the period	$47,566	3.39%	$32,850	2.39%	$25,000	1.63%
Average amount outstanding during the period	$35,202	3.71%	$29,706	1.95%	$12,405	1.54%

The following table presents the maturities for FHLB advances:

		Maturity
	Amount	Year
	(In thousands)

Overnight advances	$10,019	2006
Term advances	15,050	2006
Term advances	8,250	2007
Term advances	3,000	2008

	$36,319

To enhance regulatory capital and to provide liquidity, the Company, through an unconsolidated subsidiary grantor trust, issued $10.3 million of trust preferred securities. These securities are currently included in our Tier I capital for purposes of determining the Company’s Tier I and total risk-based capital ratios below.

The $10,310,000 Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures due December 15, 2035 were issued by FCB to the FCB Statutory Trust I and are related to its issuance of $10,000,000 Fixed/Floating Rate Capital Securities (trust preferred securities) and $310,000 of Fixed/Floating Common Securities. FCB owns the $310,000 Common Securities and they are reported as other assets in the consolidated financial statements.

The interest rate on the Debentures is fixed at 6.145% to December, 2010 at which time the interest rate will float at the three-month LIBOR rate plus 1.55%. Quarterly payments of interest due on the Debentures may, so long as no accelerated event of default has occurred or is continuing as specified in the indenture, be deferred for up to 20 consecutive quarterly periods. FCB has the right to redeem the Debentures, in whole or in part, beginning December, 2010. FCB has guaranteed the Capital and Common Securities of FCB Statutory Trust I. The terms of FCB’s Debentures are identical to those of FCB Statutory Trust I’s Capital and Common Securities.

Capital resources

The Board of Directors recognizes that a strong capital position is vital to growth, continued profitability, and depositor and investor confidence. The policy of the Board of Directors is to maintain sufficient capital at not less than the well-capitalized thresholds established by banking regulators. We have not paid cash or stock dividends since 2001; except, however, that a special cash dividend of $5.0 million was paid by the Bank to FCB Bancorp in connection with the South Coast Acquisition. See “Market for Common Stock and Dividends — Dividends” on page 10.

The following tables present the capital amounts and ratios of FCB Bancorp with a comparison to the minimum ratios for the periods indicated:

			For Capital
	Actual		Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(In thousands)

December 31, 2005
Total capital	44,545	11.74%	30,352	≥8.00%
(to risk weighted assets)
Tier I capital	40,239	10.60%	15,181	≥4.00%
(to risk weighted assets)
Tier I capital	40,239	8.69%	13,889	≥3.00%
(to average assets)

	Actual		Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(In thousands)

December 31, 2004
Total capital	25,300	12.25%	16,518	≥8.00%
(to risk weighted assets)
Tier I capital	22,804	11.04%	8,259	≥4.00%
(to risk weighted assets)
Tier I capital	22,804	8.61%	10,974	≥3.00%

The following tables present the capital amounts and ratios of First California Bank with a comparison to the minimum ratios for the periods indicated:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

December 31, 2005
Total capital	43,900	11.62%	30,224	≥8.00%	37,780	≥10.00%
(to risk weighted assets)
Tier I capital	39,595	10.48%	15,113	≥4.00%	22,669	≥6.00%
(to risk weighted assets)
Tier I capital	39,595	8.88%	17,836	≥4.00%	22,294	≥5.00%
(to average assets)

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

December 31, 2004
Total capital	25,300	12.25%	16,518	≥8.00%	20,647	≥10.00%
(to risk weighted assets)
Tier I capital	22,804	11.04%	8,259	≥4.00%	12,388	≥6.00%
(to risk weighted assets)
Tier I capital	22,804	8.61%	10,974	≥4.00%	13,718	≥5.00%
(to average assets)

Dividends declared by the Bank to FCB in any calendar year may not, without the approval of state banking regulators, exceed the lesser of the Bank’s retained earnings or the sum of net income for the three previous years less dividend paid. At December 31, 2005, the Bank had approximately $2.7 million available for dividends under these restrictions.

Commitments, Contingent Liabilities, Contractual Obligations and Off-Balance Sheet Arrangements

In the normal course of business, we make commitments to extend credit or issues letters of credit to customers. These commitments generally are not recognized in the balance sheet. These commitments do involve, to varying degrees, elements of credit risk; however, we use the same credit policies and procedures as we do for on-balance sheet credit facilities. Commitments to extend credit totaled $79,056,000 at December 31, 2005, compared with $63,604,000 at December 31, 2004, and $45,291,000 at December 31, 2003. Commercial and standby letters of credit were $427,000, $914,000, and 1,337,000 at December 31, 2005, 2004, and 2003, respectively.

The following is a schedule of our current contractual obligations by maturity and/or payment due date:

	December 31, 2005
				Greater
	Less Than	One to	Three to	Than
	One Year	Three Years	Five Years	Five Years	Total
	(In thousands)

FHLB overnight advances	$10,019	$—	$—	$—	$10,019
FHLB term advances	15,050	11,250	—	—	26,300
Salary continuation benefits	—	—	—	281	281
Junior subordinated debentures	—	—	—	10,310	10,310
Operating lease obligations	732	1,477	1,241	3,284	6,734

Total	$25,801	$12,727	$1,241	$13,875	$53,644

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

Interest rate risk is the risk to earnings or capital arising from movements in interest rates. Interest rate risk arises from differences between the timing of rate changes and the timing of cash flows (re-pricing risk), from changing the rate relationships among different yield curves affecting bank activities (basis risk), from changing rate relationships across the spectrum of maturities (yield curve risk), and from interest-related options embedded in loans and products (options risk).

We manage interest risk through Board approved policies and procedures. These policies are reviewed and approved at least annually by the Directors. Interest rate risk policies provide management with a framework for consistent evaluation of risk (a modified-gap analysis, an earnings-at-risk analysis and an economic value of equity analysis) and establish risk tolerance parameters. Management’s Asset and Liability Committee meets regularly to evaluate interest rate risk, engages a third party to assist in the measurement and evaluation of risk and reports quarterly to the Directors’ Funds Management Committee on compliance with policies. The Directors’ Audit Committee also engages a third party to perform a review of management’s asset and liability practices to ensure compliance with policies.

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

We focus on the net re-pricing imbalances in the cumulative 1 year gap and the Board has established a policy of plus or minus 15 percent. The Board also has established a policy of plus or minus 30 percent for the cumulative

5 year gap. No policies have been established for the cumulative 3 month gap or the gap beyond 5 years. The 1 year gap ratio was slightly above policy at December 31, 2005, primarily due to the recent acquisition; however, it has since moved within policy and it is expected to remain within policy. The 5 year gap was within policy at December 31, 2005.

The following table presents earning assets and interest bearing funds by re-pricing intervals:

	December 31, 2005
	By Repricing Interval
		4-12
	0-3 Months	Months	1-5 Years	> 5 Years	Total
	(Dollar in thousands)

Earnings assets
Loans	$253,990	$23,406	$50,486	$15,001	$342,883
Securities	4,783	19,721	32,625	16,290	73,419
Federal funds sold	306	—	—	—	306

Total earning assets	259,079	43,127	83,111	31,291	416,608

Deposits and borrowings Deposits	95,409	109,347	54,729	269	259,754
Junior subordinated debentures	—	—	10,310	—	10,310
Borrowings	11,269	13,800	11,250	—	36,319

Total deposits and borrowings	106,678	123,147	76,289	269	306,383

Interest rate sensitivity gap	$152,401	$(80,020)	$6,822	$31,022	$110,225

Cumulative gap	$152,401	$72,381	$79,203	$110,225

Cumulative gap as a percentage of earning assets	32.63%	15.50%	16.96%	23.60%

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of FCB Bancorp:

We have audited the accompanying consolidated balance sheets of FCB Bancorp as of December 31, 2005 and 2004 and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FCB Bancorp as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/  MOSS ADAMS LLP

Portland, Oregon
March 30, 2006

FCB BANCORP and subsidiaries

Consolidated balance sheets

	December 31, 2005	December 31, 2004
	(In thousands, except share data)

Cash and due from banks	$14,435	$7,194
Federal funds sold	306	4,055
Securities available-for-sale	73,419	77,345
Loans, net	338,778	180,527
Premises and equipment, net	10,315	4,696
Goodwill and other intangibles	16,951	—
Federal Home Loan Bank stock	2,395	1,992
Cash surrender value of life insurance	5,171	4,982
Accrued interest receivable and other assets	5,341	2,954

Total assets	$467,111	$283,745

Checking	$112,596	$84,699
Interest checking	23,691	21,424
Regular savings	22,129	14,639
Money market savings	57,144	52,900
Certificates of deposit, under $100,000	82,770	21,277
Certificates of deposit, $100,000 and over	74,018	32,251

Total deposits	372,348	227,190
Federal Home Loan Bank advances	36,319	32,850
Junior subordinated debentures	10,310	—
Accrued interest payable and other liabilities	2,355	1,160

Total liabilities	421,332	261,200

Common stock, no par value, 10,000,000 authorized; shares issued and outstanding: 3,277,807 at December 31, 2005 and 2,162,807 at December 31, 2004	32,666	11,965
Retained earnings	14,063	10,839
Accumulated other comprehensive loss	(950)	(259)

Total shareholders’ equity	45,779	22,545

Total liabilities and shareholders’ equity	$467,111	$283,745

See accompanying notes.

FCB BANCORP and subsidiaries

Consolidated statements of operations

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)

Interest and fees on loans	$16,909	$11,209	$10,938
Taxable interest on securities	2,306	1,970	1,194
Nontaxable interest on securities	321	299	212
Interest on federal funds sold	178	74	85

Total interest income	19,714	13,552	12,429

Interest on deposits	3,278	1,315	1,340
Interest on borrowings	1,199	581	191

Total interest expense	4,477	1,896	1,531

Net interest income	15,237	11,656	10,898
Provision for loan losses	488	418	510

Net interest income after provision for loan losses	14,749	11,238	10,388

Service charges on deposit accounts	1,083	1,056	965
Earnings on cash surrender value of life insurance	226	224	260
Commissions on brokered loans	226	132	307
Net gain on sales of loans	118	87	75
Net servicing fees	47	42	34
Net gain (loss) on sales of securities	2	94	(22)
Other income	293	290	280

Total noninterest income	1,995	1,925	1,899

Salaries and employee benefits	6,693	5,373	5,220
Premises and equipment	1,832	1,301	972
Data processing	589	758	836
Legal, audit, and other professional services	485	418	328
Printing, stationary, and supplies	195	141	166
Telephone	175	163	161
Directors’ fees	132	128	106
Advertising and marketing	412	299	298
Postage	77	81	84
Other expenses	963	747	665

Total noninterest expense	11,553	9,409	8,836

Income before provision for income taxes	5,191	3,754	3,451
Provision for income taxes	1,967	1,319	1,244

Net income	$3,224	$2,435	$2,207

Earnings per share
Basic	$1.31	$1.17	$1.12
Diluted	$1.30	$1.14	$1.10

See accompanying notes.

FCB BANCORP and subsidiaries

Consolidated statements of comprehensive income

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Unrealized holding gains (losses) on securities available-for-sale arising during the period	$(1,171)	$165	$(834)
Reclassification adjustments for (gains) losses included in net income	(2)	(94)	22

Other comprehensive income (loss), before taxes	(1,173)	71	(812)
Income tax (expense) benefit related to items of other comprehensive income	481	(29)	330

Other comprehensive income (loss), net of tax	(691)	42	(482)
Net income	3,224	2,435	2,207

Comprehensive income	$2,531	$2,477	$1,725

Consolidated statements of changes in shareholders’ equity

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Common stock
Issuance of common stock	$20,701	$—	$—
(1,115,000 shares in 2005)
Exercise of warrants	—	1,703	192
(179,299 shares in 2004, 20,700 shares in 2003)
Common stock, beginning of year	11,965	10,262	10,070

Common stock, end of year	$32,666	$11,965	$10,262

Retained earnings
Net income	$3,224	$2,435	$2,207
Retained earnings, beginning of year	10,839	8,404	6,197

Retained earnings, end of year	$14,063	$10,839	$8,404

Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss)	$(691)	$42	$(482)
Accumulated other comprehensive income (loss), beginning of year	(259)	(301)	181

Accumulated other comprehensive income (loss), end of year	$(950)	$(259)	$(301)

See accompanying notes.

FCB BANCORP and subsidiaries

Consolidated statements of cash flows

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Net income	$3,224	$2,435	$2,207
Adjustments to reconcile net income to net cash from operating activities:
Realized gains on sale of securities, loans, and premises and equipment	(120)	(181)	(53)
Net amortization of premiums on securities available-for-sale	339	567	327
Federal Home Loan Bank stock dividends	(63)	(82)	(21)
Provision for loan losses	488	418	510
Deferred income taxes	277	188	(39)
Depreciation and amortization	770	460	383
Net appreciation in cash surrender value of life insurance	(189)	(190)	(234)
Change in accrued interest receivable and other assets	(835)	(889)	(315)
Change in accrued interest payable and other liabilities	145	169	313

Net cash from operating activities	4,019	2,895	3,078

Net change in federal funds sold	15,149	11,725	(4,780)
Proceeds from maturities, calls, and paydowns of securities available-for-sale	15,110	16,830	14,577
Proceeds from sales of securities available-for-sale	260	6,098	7,541
Purchases of securities available-for-sale	(6,051)	(35,901)	(60,744)
Purchases of Federal Home Loan Bank stock	(340)	(398)	(1,331)
Net increase in loans	(40,646)	(25,231)	(15,653)
Cash paid for purchase of nonbank subsidiary common stock	(310)	—	—
Cash paid, net of cash received, for net assets of bank subsidiary	(29,585)	—	—
Purchases of premises and equipment, net	(2,373)	(1,408)	(906)
Purchases of life insurance	—	—	(58)

Net cash from investing activities	(48,769)	(28,285)	(61,354)

Net increase in deposits	17,511	15,261	25,268
Net change in FHLB overnight advances	10,019	—	—
Proceeds from FHLB term advances	10,000	—	—
Payments on FHLB term advances	(16,550)	7,850	25,000
Proceeds from issuance of junior subordinated debentures	10,310	—	—
Proceeds from issuance of common stock	20,701	—	—
Proceeds from exercise of warrants	—	1,703	192

Net cash from financing activities	51,991	24,814	50,460

Change in cash and due from banks	7,241	(576)	(7,816)
Cash and due from banks, beginning of year	7,194	7,770	15,586

Cash and due from banks, end of year	$14,435	$7,194	$7,770

Supplemental disclosure of cash
Cash paid during the year for:
Interest	$4,075	$1,519	$1,603
Income taxes	$1,848	$1,154	$1,177
Supplemental disclosure of noncash investing activities
Change in fair value of securities available-for-sale, net of taxes	$(691)	$42	$(482)

See accompanying notes.

FCB BANCORP and subsidiaries

Notes to consolidated financial statements

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and nature of operations — FCB Bancorp is a new bank holding company arising from a transaction in which the shareholders of First California Bank exchanged their common stock for that of FCB Bancorp on a share-for-share basis. As a result of that transaction First California Bank became a wholly-owned subsidiary of FCB Bancorp on September 30, 2005. FCB Bancorp and First California Bank are related entities; accordingly, the consolidated financial position and results of operations as of and for the year ended December 31, 2005 and all other prior periods have been restated to reflect the combined entities.

The accompanying consolidated financial statements for FCB Bancorp and subsidiaries include the parent company, FCB Bancorp (“FCB”), and its wholly-owned subsidiaries, First California Bank (“the Bank”), FCB Statutory Trust I, and SC Financial (all collectively referred to as the “Company”). SC Financial is an inactive subsidiary and FCB Statutory Trust I is special purpose entity formed to issue trust preferred securities and related junior subordinated debentures. First California Bank is a commercial bank doing business primarily in Ventura, Orange and Los Angeles County, California.

Consolidation — The consolidated financial statements include, in conformity with generally accepted accounting principles, the accounts of FCB and the Bank and exclude the accounts of FCB Statutory Trust I. All material intercompany transactions and balances of FCB and the Bank have been eliminated.

Management’s estimates and assumptions — The preparation of the consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets, and revenues and expenses for the reporting period. Actual results could differ significantly from those estimates. Significant estimations made by management primarily involve the calculation of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and deferred tax assets or liabilities.

Cash and due from banks — Cash and due from banks include amounts the Bank is required to maintain to meet certain average reserve and compensating balance requirements of the Federal Reserve Bank of San Francisco. As of December 31, 2005 and 2004, the Bank had reserve requirements of $275,000, respectively. At December 31, 2005, the Bank had cash deposits at other financial institutions in excess of FDIC insured limits. However, as the Bank places these deposits with large, well-capitalized financial institutions, management believes the risk of loss to be minimal.

Securities available-for-sale, at fair value — Securities are generally classified as available-for-sale if the instrument may be sold in response to such factors as (1) changes in market interest rates and related changes in the prepayment risk, (2) need for liquidity, (3) changes in the availability of and the yield on alternative instruments, and (4) changes in funding sources and terms. Unrealized holding gains and losses, net of taxes, on securities available-for-sale are reported as other comprehensive income and carried as accumulated comprehensive income or loss within shareholders’ equity until realized. Fair values for securities are based on quoted market prices. Realized gains and losses on the sale of securities available-for-sale are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the effective interest method over the period to maturity.

Declines in the fair value of individual securities available-for-sale below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. At each financial statement date, management assesses each investment to determine if investments are temporarily impaired or if the impairment is other-than-temporary based upon the positive and negative evidence available. Evidence evaluated includes, but is not limited to, industry analyst reports, credit market conditions, and interest rate trends.

Loans, net of allowance for loan losses and unearned loan fee income — Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses and unearned loan fee income. Interest on loans is

FCB BANCORP and subsidiaries

Notes to consolidated financial statements — (Continued)

calculated by the simple-interest method on daily balances of the principal amount outstanding. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield over the life of the related loan.

The Company does not accrue interest on loans for which payment in full of principal and interest is not expected, or which payment of principal or interest has been in default 90 days or more, unless the loan is well-secured and in the process of collection. Nonaccrual loans are considered impaired loans. Impaired loans are carried at the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price, or the fair value of collateral if the loan is collateral dependent. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received or when the loan is removed from nonaccrual status. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for evaluation of impairment.

The allowance for loan losses is established through a provision charged to expense. Loans are charged against the allowance when management believes that the collectibility of principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. Various regulatory agencies, as a regular part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations.

Premises and equipment — Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed by the straight-line and accelerated methods over the estimated useful lives of the assets, which range from 3 to 7 years for furniture and equipment, and 25 to 39 years for building premises. Leasehold improvements are amortized over the estimated life of the lease. Maintenance and repairs are expensed as incurred, while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

Federal Home Loan Bank stock — Federal Home Loan Bank stock represents the Company’s investment in the Federal Home Loan Banks San Francisco (“FHLB”) stock and is carried at par value, which reasonably approximates its fair value. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances. At December 31, 2005, the Company’s minimum required investment was approximately $2.4 million. The Company may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.

Goodwill and other intangible assets — Goodwill is not amortized; however, it is test for impairment annually and between annual tests in certain circumstances. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. There was no impairment loss at December 31, 2005.

Core deposit intangibles, intangible assets arriving from the business combination, are amortized over their estimated useful lives. In addition, a review for impairment occurs whenever circumstances indicate that the carrying amount may not be recoverable. There was no impairment loss at December 31, 2005.

Other real estate owned — Other real estate owned, acquired through foreclosure or deeds in lieu of foreclosure, is carried at the lower of cost or estimated net realizable value. When property is acquired, any excess of the loan balance over its estimated net realizable value is charged to the allowance for loan losses. Subsequent write-downs to net realizable value, if any, or any disposition gains or losses are included in noninterest income and expense in the statements of income. The Company did not possess any other real estate owned as of December 31, 2005 or 2004.

FCB BANCORP and subsidiaries

Notes to consolidated financial statements — (Continued)

Income taxes — Deferred income tax assets and liabilities are determined based on the tax effects of the differences between the book and tax bases of the various balance sheet assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. An estimate of probable income tax benefits that will not be realized in future years is required in determining the necessity for a valuation allowance for deferred tax assets. There was no valuation allowance at December 31, 2005 and 2004.

Advertising — Advertising costs are charged to expense during the year in which they are incurred. Advertising expenses were $69,000, $92,000, and $94,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

Earnings per share — Basic earnings per share is computed by dividing net income available to shareholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock dividends and splits. Diluted earnings per share is computed similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

Off-balance sheet financial instruments — In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit, and standby letters of credit. These financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received. The Company maintains an allowance for off-balance sheet items, established as an accrued liability. The allowance is an amount that management believes will be adequate to absorb possible losses associated with off-balance sheet credit risk. The evaluations take into consideration such factors as changes in the nature and volume of the commitments to extend credit and undisbursed balances of existing lines of credit and letters of credit.

Fair value of financial instruments — The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

Cash and cash equivalents — The carrying amounts of cash and federal funds sold approximate their fair value.

Available-for-sale and restricted equity securities — Fair values for securities, excluding restricted equity securities, are based on quoted market prices. The carrying values of restricted equity securities, including Federal Home Loan Bank stock, approximate fair values.

Loans — For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (for example, one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using a discounted cash flow analysis or underlying collateral values, where applicable.

Deposits — The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate money market accounts and fixed-term certificates of deposit (CDs) approximate their fair values at the reporting date. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

FCB BANCORP and subsidiaries

Notes to consolidated financial statements — (Continued)

Federal Home Loan Bank (FHLB) advances — The fair value of the FHLB advances is estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Junior subordinated debentures — The fair value of the debentures is estimated using a discounted cash flow analysis based on current incremental borrowing rates for similar types of borrowing arrangements.

Off-balance sheet instruments — Off-balance sheet instruments include unfunded commitments to extend credit and standby letters of credit. The fair value of these instruments is not considered practicable to estimate because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs.

Stock-based compensation — The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plan using the intrinsic value-based method. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of the Company’s stock at the date of each grant. Had compensation cost for the grants under the stock option plan been determined consistent with the fair value-based method defined in Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” net income and earnings per common share for the three years ended December 31, 2005 would approximate the pro forma amounts shown below (in thousands, except per share data).

	2005	2004	2003
	(In thousands, except
	per share data)

Net income, as reported	$3,224	$2,435	$2,207
Total stock-based employee compensation expense determined under fair value-based methods for all awards, net of related tax effects	(30)	(14)	(3)

[Pro forma net income]	$3,194	$2,421	$2,204

Earnings per share:
Diluted — as reported	$1.30	$1.14	$1.10
Diluted — pro forma	$1.28	$1.13	$1.10
Basic — as reported	$1.31	$1.17	$1.12
Basic — pro forma	$1.29	$1.16	$1.12

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for the years ending December 31, 2005, 2004 and 2003.

	2005	2004	2003

Dividend yield	None	None	None
Expected life	6 years	6 years	6 years
Expected volatility	Nil	Nil	Nil
Risk-free rate	4.50%	3.95%	2.87%

Recently issued accounting standards — In May 2005, Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The Company is required to adopt this statement for accounting changes and corrections of errors made in fiscal

FCB BANCORP and subsidiaries

Notes to consolidated financial statements — (Continued)

years beginning after December 15, 2005, and does not expect the adoption to have a material affect on its financial statements.

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

NOTE 2 — ACQUISITION OF SOUTH COAST BANCORP, INC.

On September 30, 2005, FCB completed its acquisition of South Coast Bancorp, Inc. and its wholly-owned subsidiaries, South Coast Commercial Bank and SC Financial. SC Financial is an inactive subsidiary. Shareholders of South Coast Bancorp, Inc. received cash of $36.0 million in exchange for their common shares; South Coast Bancorp Inc. was then merged with and into FCB.

The acquisition was accounted for using the purchase method of accounting; accordingly, the assets acquired and liabilities assumed of South Coast Bancorp, Inc. were recorded at their respective fair values as of the date of the acquisition. Goodwill, which is the excess of the purchase price over the fair value of the net assets acquired, was

FCB BANCORP and subsidiaries

Notes to consolidated financial statements — (Continued)

initially recorded at $17.2 million. At the time of acquisition, South Coast Bancorp, Inc. had the following assets and liabilities:

	At September 30, 2005
	At Cost	Adjustments	At Fair Value
	(In thousands)

Assets
Cash and due from banks	$6,484	$(69)	$6,415
Federal funds sold	11,400	—	11,400
Securities	6,972	(68)	6,904
Loans	119,050	109	119,159
Allowance for loan losses	(1,184)	—	(1,184)
Premises and equipment, net	1,612	2,404	4,016
Core deposit intangible	—	627	627
Other assets	622	97	719

Total assets	144,956	3,100	148,056

Liabilities
Deposits	127,178	469	127,647
Other liabilities	1,051	(1)	1,050

Total liabilities	128,229	468	128,697

Net assets acquired	16,727	2,632	19,359

Cash paid to common shareholders of South Coast Bancorp, Inc.			36,000
Transaction costs — investment banking, legal and accounting fees			400
Estimated restructuring charges			200

Total purchase price			36,600

Goodwill			$17,241

All transaction costs and restructuring charges have been paid at December 31, 2005.

On December 5, 2005, FCB sold South Coast Commercial Bank to Woori America Bank pursuant to a merger transaction for a premium of $1 million before taxes and expenses (the “Woori Merger”). The net premium reduced previously recognized goodwill that arose from the purchase of South Coast Commercial Bank on September 30, 2005. Also on December 5, 2005, in a separate but related transaction First California Bank, acquired essentially all of the assets and liabilities of South Coast Commercial Bank, including all current loan and deposit accounts. The purchase and assumption transaction closed immediately prior to the Woori Merger.

The following information presents the pro forma results of operations for the years ended December 31, 2005 and the year ended December 31, 2004, as though the acquisition had occurred on January 1, 2004. The pro forma data was derived by combining the historical consolidated financial information of the Company and South Coast Bancorp, Inc. using the purchase method of accounting for business combinations. In addition, the effect of severance and other merger related charges have been excluded, the effects of the stock and debt offerings have been included, and the income tax effects for all adjustments as well as the income tax effects on the pre-tax earnings of South Coast Bancorp, Inc. (which was an S Corporation for the periods presented) have been provided using a combined statutory tax rate of 41.15 percent. The pro forma results do not necessarily indicate results that would

FCB BANCORP and subsidiaries

Notes to consolidated financial statements — (Continued)

have been obtained had the acquisition actually occurred on January 1, 2004 or the results that may be achieved in the future.

	Pro Forma Results of Operations
	Year Ended	Year Ended
	December 31, 2005	December 31, 2004
	(In thousands, except per share data)

Net interest income	$19,726	$17,092
Noninterest income	2,177	2,640
Noninterest expense	14,196	13,101
Provision for loan loss	517	363
Income before tax	7,190	6,268

Income taxes	2,837	2,374

Net income	$4,353	$3,894

Earnings per share:
Basic	$1.33	$1.22
Diluted	$1.33	$1.20
Weighted average shares:
Basic	3,278	3,195
Diluted	3,278	3,251

The following table shows the pro forma adjustments to the combined historical consolidated financial information necessary to reflect the merger based on the purchase method of accounting.

	Year Ended	Year Ended
	December 31, 2005	December 31, 2004
	increase	(decrease)
	(In thousands)

Net interest income
Securities discount	$18	$44
Loan premium	(10)	(13)
Deposit discount	(141)	(211)
Junior subordinated debt interest	459	615
Noninterest expense
Premises & equipment	11	14
Intangible amortization	52	69
Organization expenses	(50)	50
Severance and related merger charges	(1,733)	—
Income taxes
Income taxes	802	950

FCB BANCORP and subsidiaries

Notes to consolidated financial statements — (Continued)

NOTE 3 — SECURITIES

The amortized cost and estimated fair values of securities available-for-sale are summarized as follows:

	At December 31, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. Treasury notes	$6,976	$—	$(33)	$6,943
U.S. agency notes	10,376	—	(156)	10,220
U.S. agency mortgage-backed securities	45,089	1	(1,274)	43,816
Collateralized mortgage obligations	3,414	1	(89)	3,326
Municipal securities	9,179	36	(101)	9,114

Securities available-for-sale	$75,034	$38	$(1,653)	$73,419

Realized securities gains and losses are summarized as follows:

	At December 31,
	2005	2004	2003
	(in thousands)

Gains	$2	$112	$11
Losses	—	(18)	(33)

	$2	$94	$(22)

	At December 31, 2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. Treasury notes	$2,993	$—	$(10)	$2,983
U.S. agency notes	6,796	—	(57)	6,739
U.S. agency mortgage-backed securities	56,348	126	(622)	55,852
Collateralized mortgage obligations	4,915	57	(8)	4,964
Municipal securities	6,733	90	(16)	6,807

Securities available-for-sale	$77,785	$273	$(713)	$77,345

The securities in the tables below had gross unrealized losses at December 31, 2005. Seventeen securities have had gross unrealized losses for 12 months or more. The Company has evaluated the unrealized losses for these U.S. Treasury and agency notes, U.S. agency mortgage-backed securities and municipal securities and determined

FCB BANCORP and subsidiaries

Notes to consolidated financial statements — (Continued)

that the decline in value at December 31, 2005, is temporary and is related to the fluctuation in market interest rates since purchase.

	Less Than 12 Months		Greater Than 12 Months
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
	(In thousands)

U.S. Treasury notes	$3,966	$(11)	$2,977	$(22)
U.S. agency notes	3,564	(14)	6,656	(142)
U.S. agency mortgage-backed securities	20,189	(334)	23,627	(940)
Collateralized mortgage obligations	1,397	—	1,929	(89)
Municipal securities	8,466	(77)	648	(24)

	$37,582	$(436)	$35,837	$(1,217)

The amortized cost and estimated fair value of securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2005
	Amortized	Fair
	Cost	Value
	(In thousands)

Due in one year or less	$10,403	$10,247
Due after one year through five years	48,781	47,758
Due after five years through ten years	9,749	9,404
Due after ten years	6,101	6,010

	$75,034	$73,419

For the purpose of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted average contractual maturities of underlying collateral. Mortgage-backed securities may mature earlier than their weighted average contractual maturities because of principal prepayments.

As of December 31, 2005 and 2004, securities with an amortized cost of $51.2 million and $54.0 million, respectively, have been pledged to secure public and other deposits, as required by law, and to secure borrowing facilities with the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank of San Francisco.

FCB BANCORP and subsidiaries

Notes to consolidated financial statements — (Continued)

NOTE 4 — LOANS AND ALLOWANCE FOR LOAN LOSSES

The loan portfolio consists of the following:

	At December 31,
	2005	2004
	(In thousands)

Commercial mortgage	$192,263	$78,315
Multifamily mortgage	31,708	5,142
Commercial loans and lines	64,271	68,996
Construction	28,157	12,330
Home equity loans and lines	8,689	2,114
Home mortgage	13,443	11,558
Installment & credit card	4,352	4,418

Total loans	342,883	182,873
Allowance for loan losses	(4,105)	(2,346)

Loans, net	$338,778	$180,527

As of December 31, 2005, loans with a carrying value of $243.8 million were included as blanket pledges of security for FHLB advances.

Most of the Company’s lending activity is with customers located in Ventura, Orange and Los Angeles Counties. The Company has no significant exposure to any individual customer; however, the economic condition in Southern California could adversely affect customers. Most loans are dependent on real estate; the economic condition in Southern California could adversely affect the value of real estate.

There were no nonaccrual loans at December 31, 2005. Nonaccrual loans had a recorded investment of $2.2 million at December 31, 2004. The Company’s average investment in impaired loans were $1.1 million and $2.4 million for 2005 and 2004, respectively. The allowance for loan losses related to these loans at December 31, 2004 was $436,000. Had the impaired loans performed according to their original terms, additional interest income of $197,000 and $254,000 would have been recognized in 2004 and 2003, respectively. No interest income had been recognized on impaired loans during the period of impairment.

Changes in the allowance for loan losses were as follows:

	December 31,
	2005	2004	2003
	(In thousands)

Beginning balance	$2,346	$2,325	$1,970
Balance acquired in purchase	1,185	—	—
Provision for loan losses	488	418	510
Loans charged-off	(74)	(359)	(124)
Transfers to undisbursed commitment liability	(50)	(50)	(100)
Recoveries on loans charged-off	210	12	69

Ending balance	$4,105	$2,346	$2,325

Allowance to loans	1.20%	1.28%	1.47%

FCB BANCORP and subsidiaries

Notes to consolidated financial statements — (Continued)

NOTE 5 — PREMISES AND EQUIPMENT

The major classifications of premises and equipment are summarized as follows:

	At December 31,
	2005	2004
	(In thousands)

Land	$2,894	$894
Building	5,227	1,419
Furniture and equipment	5,128	3,300
Leasehold improvements	2,120	1,668
Construction in progress	113	228

Total premises and equipment	15,482	7,509
Less accumulated depreciation and amortization	(5,167)	(2,813)

Premises and equipment, net	$10,315	$4,696

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

Core deposit intangible and related accumulated amortization is as follows:

2005
(In thousands)

Additions	$627
Accumulated amortization	(17)

Balance, December 31, 2005	$610

Amortization expense for 2005 was $17,000. Estimated amortization expense for the for the next 5 years are expected to be as follows:

Year	Amount
(In thousands)

2006	$69
2007	69
2008	69
2009	69
2010	69
Thereafter	265

Total	$610

Goodwill at December 31, 2005 was $16.3 million and relates to the acquisition of South Coast Bancorp as discussed in Note 2. No impairment loss was recognized at December 31, 2005.

FCB BANCORP and subsidiaries

Notes to consolidated financial statements — (Continued)

NOTE 7 — CERTIFICATES OF DEPOSIT

At December 31, 2005, the scheduled maturities for all certificates of deposit are as follows:

Year	Under $100,000	$100,000 and Over	Total
	(In thousands)

2006	$62,242	$58,267	$120,509
2007	11,386	8,214	19,600
2008	3,974	2,617	6,591
2009	4,651	4,344	8,995
2010	517	576	1,093

	$82,770	$74,018	$156,788

NOTE 8 — LINES OF CREDIT AND BORROWED FUNDS

The Bank has lines of credit with three financial institutions providing for federal funds facilities up to a maximum of $14.0 million. The lines of credit support short-term liquidity and cannot be used for more than 30 consecutive business days, depending on the lending institution. These lines are unsecured, have no formal maturity date, and can be revoked at any time by the granting institution. At December 31, 2005 and 2004, there were no borrowings outstanding under these agreements. As a state nonmember bank, the Federal Reserve Bank of San Francisco also provides a secured borrowing facility of $800,000.

The Bank, as a member of the Federal Home Loan Bank of San Francisco (FHLB), has entered into credit arrangements with the FHLB, with maximum available borrowings of approximately $124.8 million at December 31, 2005. Borrowings under the credit arrangements are collateralized by FHLB stock as well as loans or other instruments which may be pledged. As of December 31, 2005, borrowings outstanding with the FHLB were as follows:

		Maturity	Weighted Average
	Amount	Year	Interest Rate
	(In thousands)

Overnight advances	$10,019	2006	4.08%
Term advances	15,050	2006	3.39%
Term advances	8,250	2007	3.88%
Term advances	3,000	2008	4.58%

	$36,319

The $10,310,000 Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures due December 15, 2035 were issued by FCB to the FCB Statutory Trust I and are related to its issuance of $10,000,000 Fixed/Floating Rate Capital Securities (trust preferred securities) and $310,000 of Fixed/Floating Common Securities. FCB owns the $310,000 Common Securities and they are reported as other assets in the consolidated financial statements.

The interest rate on the Debentures is fixed at 6.145% to December, 2010 at which time the interest rate will float at the three-month LIBOR rate plus 1.55%. Quarterly payments of interest due on the Debentures may, so long as no accelerated event of default has occurred or is continuing as specified in the indenture, be deferred for up to 20 consecutive quarterly periods. FCB has the right to redeem the Debentures, in whole or in part, beginning December, 2010. FCB has guaranteed the Capital and Common Securities of FCB Statutory Trust I. The terms of FCB’s Debentures are identical to those of FCB Statutory Trust I’s Capital and Common Securities.

FCB BANCORP and subsidiaries

Notes to consolidated financial statements — (Continued)

NOTE 9 — INCOME TAXES

The provision for income taxes consists of the following:

	2005	2004	2003
	(In thousands)

Current:
Federal	$1,220	$796	$924
State	470	335	359

	1,690	1,131	1,283

Deferred:
Federal	179	143	(30)
State	98	45	(9)

	277	188	(39)

Provision for income taxes	$1,967	$1,319	$1,244

The net deferred tax assets, included in accrued interest receivable and other assets in the accompanying balance sheets, consists of the following:

	At December 31,
	2005	2004
	(In thousands)

Deferred tax assets:
Allowance for loan losses	$1,825	$864
Accruals and other reserves	106	—
Unrealized depreciation on securities	439	182
Net benefit for state taxes	163	115

	2,533	1,161

Deferred tax liabilities:
Depreciation and amortization	(999)	(293)
Certain prepaid assets	(285)	(170)
Deferred loan costs	(445)	(68)
Other	(74)	—

	(1,803)	(531)

Net deferred tax assets	$730	$630

Management believes, based upon the Company’s historical performance, that the deferred tax assets will be realized in the normal course of operations and, accordingly, management has not reduced deferred tax assets by a valuation allowance.

FCB BANCORP and subsidiaries

Notes to consolidated financial statements — (Continued)

A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	2005	2004	2003

Tax provision at federal statuatory rate	34.0%	34.0%	34.0%
State franchise tax, net of federal income tax benefit	7.1	6.9	6.6
Tax-exempt interest	(2.6)	(3.3)	(2.0)
Increase in cash surrender value of life insurance	(1.2)	(1.7)	(2.6)
Other	0.6	(0.8)	—

Effective tax rate	37.9%	35.1%	36.0%

NOTE 10 — SHAREHOLDER TRANSACTIONS

On September 30, 2005, FCB issued 1,115,000 of common stock to investors and directors and executive officers of the Company at $19.75 per share. The net proceeds from this offering were $20.7 million and were used to fund the acquisition of South Coast Bancorp.

On June 30, 2002, the Company issued 400,000 shares of common stock, at an offering price of $9.00 per share, for cash consideration of $3.6 million, net of issuance costs of $30,000. For every two shares of common stock acquired, the purchaser received one warrant to purchase one additional share of common stock. Each warrant entitled the purchaser to acquire one share of common stock, either at a price of $9.25 per share from April 1, 2003, to June 30, 2003, or at a price of $9.50 per share from April 1, 2004, to June 30, 2004. In June 2003, warrants for 20,700 shares of common stock were exercised. From April 2004 to June 2004, the remaining 179,299 warrants were exercised. The shares in this private placement offering were sold primarily to directors and executive officers of the Company, who represented a controlling interest in the Company prior to the offering.

NOTE 11 — EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of common stock options under the stock option plan, or exercise of warrants under the June 30, 2002, private placement offering. The following table illustrates the computations of basic and diluted earnings per share for the years indicated:

	2005		2004		2003
	Diluted	Basic	Diluted	Basic	Diluted	Basic
	(Dollars in thousands, except per share data)

Income available to common shareholders	$3,224	$3,224	$2,435	$2,435	$2,207	$2,207

Weighted average common shares outstanding	2,467,000	2,467,000	2,080,140	2,080,140	1,974,280	1,974,280
Net effect of dilutive warrants and stock options based on the treasury stock method weighted using average market price	21,447	—	55,492	—	37,682	—

	$2,488,447	$2,467,000	$2,135,632	$2,080,140	$2,011,962	$1,974,280

Earnings per share	$1.30	$1.31	$1.14	$1.17	$1.10	$1.12

FCB BANCORP and subsidiaries

Notes to consolidated financial statements — (Continued)

NOTE 12 — STOCK OPTION PLAN

The Company adopted a stock option plan that allows for the granting of both incentive and nonstatutory stock options. The option price for incentive stock options cannot be less than 100% of the fair market value of the shares on the date of grant. The option price, number of shares granted to recipients, and duration for the plan stock options are determined and approved by the Board of Directors.

The following summarizes options available and outstanding under this plan:

				Weighted	Weighted
			Non-	Average	Average
	Total	Incentive	Statutory	Exercise	Fair
	Options	Options	Options	Price	Value

Options granted in 2003:
Incentive stock options	34,250	34,250	—	$11.25	$1.77
Nonstatutory stock options	10,000	—	10,000	$11.25	$1.77

Options under grant — December 31, 2003	44,250	34,250	10,000	$11.25

Options under grant and exercisable — December 31, 2003	—	—	—	$—

Options granted in 2004:
Incentive stock options	28,400	28,400	—	$0.25	$4.24
Nonstatutory stock options	10,000	—	10,000	$20.25	$4.24
Options forfeited	(4,400)	(4,400)	—	$13.09

Options under grant — December 31, 2004	78,250	58,250	20,000	$15.56

Options under grant and exercisable — December 31, 2004	—	—	—	$—

Options granted in 2005:
Incentive stock options	34,250	34,250	—	$21.00	$4.92
Nonstatutory stock options	10,000	—	10,000	$21.00	$4.92
Options forfeited	(3,000)	(3,000)	—	$12.88

Options under grant — December 31, 2005	119,500	89,500	30,000	$17.64

Options under grant and exercisable — December 31, 2005	—	—	—	$—

Options reserved and available for grant — December 31, 2005	80,500

Options granted in 2005 vest at a rate of one third each year commencing after the third anniversary of the date of grant and expire six years after the date of grant. Options granted in 2004 and 2003 vest fully five years after the

FCB BANCORP and subsidiaries

Notes to consolidated financial statements — (Continued)

date of grant and expire eight years after the date of grant. The following table summarizes information regarding stock options outstanding at December 31, 2005:

Incentive Stock Options			Nonstatutory Stock Options
		Remaining			Remaining
		Contractual			Contractual
Exercise	Number	Life	Exercise	Number	Life
Price	Outstanding	(In Years)	Price	Outstanding	(In Years)

$11.25	28,250	5.50	$11.25	10,000	5.50
$20.25	27,500	6.33	$20.25	10,000	6.33
$21.00	33,750	5.33	$21.00	10,000	5.33

	89,500			30,000

Under the plan, an aggregate of no more than 200,000 shares of the Company’s common stock are available for grant.

NOTE 13 — EMPLOYEE BENEFITS

The Company has adopted a 401(k) savings investment plan which allows employees to defer certain amounts of compensation for income tax purposes under Section 401(k) of the Internal Revenue Code. Essentially all eligible employees may elect to defer and contribute up to statutory limits. The Company may, at its discretion, make matching contributions, the total of which may not exceed 15% of eligible compensation. For the years ending December 31, 2005, 2004, and 2003, the Company made matching contributions of approximately $77,000, $89,000, and $59,000, respectively, to the plan.

The Company has established an employee incentive compensation program which provides eligible participants additional compensation based upon the achievement of certain Company goals. For the years ending December 31, 2005, 2004 and 2003, additional compensation expense of approximately $520,000, $270,000, and $350,000, respectively, was recognized and paid subsequent to each year-end to eligible employees, pursuant to this program.

On December 30, 2002, the Company purchased life insurance to support life insurance benefits for several key employees and salary continuation benefits for certain executives. As of December 31, 2005 and 2004, the cash surrender value of the life insurance was $5.2 million and $5.0 million, respectively. As of December 31, 2005, the Company recognized a liability for salary continuation benefits of $281,000. Payments under the salary continuation plan commence when the respective executive reaches the age of 65 and continue for a period up to 20 years.

NOTE 14 — TRANSACTIONS WITH RELATED PARTIES

Certain directors, executive officers, and principal shareholders are customers of and have had banking transactions with the Company, and the Company expects to have such transactions in the future. All loans and commitments to loan included in such transactions were made in compliance with applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions

FCB BANCORP and subsidiaries

Notes to consolidated financial statements — (Continued)

with other persons and do not involve more than the normal risk of collectibility or present any other unfavorable features. The following table summarizes transactions with related parties:

	2005	2004
	(In thousands)

Loans made	$—	$—
Loan repaid	—	(510)
Balance:
Beginning of year	—	510

End of year	$—	$—

Deposits of related parties held by the Company at December 31, 2005 and 2004, amounted to approximately $38,000 and $61,000, respectively.

NOTE 15 — CONCENTRATIONS OF CREDIT RISK

The Company maintains balances in correspondent bank accounts which may at times exceed federally insured limits. Management believes that its risk of loss associated with such balances is minimal due to financial strength of correspondent banks. The Company has not experienced any losses in such accounts.

Substantially all of the Company’s loans, commitments, and commercial and standby letters of credit have been granted to customers in the Company’s market areas, primarily Ventura, Orange and Los Angeles County, California. The majority of such customers are also depositors of the Company. The concentrations of credit by type of loan are set forth in Note 3. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers as of December 31, 2005. The Company’s loan policies do not allow the extension of credit to any single borrower or group of related borrowers in excess of $400,000 without approval from the Company’s loan committee.

The Bank’s investment in municipal securities represent general obligations and revenue bonds of local agencies located in the state of California.

NOTE 16 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss, in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit written, is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company may or may not require collateral or other security to support financial instruments with credit risk, depending on its loan underwriting guidelines.

FCB BANCORP and subsidiaries

Notes to consolidated financial statements — (Continued)

The following summarizes the Company’s outstanding commitments:

	At December 31,
	2005	2004
	(In thousands)

Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit	$79,056	$63,604
Commercial and standby letters of credit	427	914

	$79,483	$64,518

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon an extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing properties.

Letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary.

As of December 31, 2005 and 2004, the Company maintained a reserve for undisbursed commitments of $200,000 and $150,000, respectively. The reserve is included in accrued interest payable and other liabilities on the balance sheet.

NOTE 17 — COMMITMENTS AND CONTINGENCIES

The following is a schedule of our current contractual obligations by maturity and/or payment due date:

	At December 31, 2005
	Less Than	One to	Three to	Greater Than
	One Year	Three Years	Five Years	Five Years	Total
	(In thousands)

FHLB overnight advances	$10,019	$—	$—	$—	$10,019
FHLB term advances	15,050	11,250	—	—	26,300
Salary continuation benefits	—	—	—	281	281
Junior subordinated debentures	—	—	—	10,310	10,310
Operating lease obligations	732	1,477	1,241	3,284	6,734

Total	$25,801	$12,727	$1,241	$13,875	$53,644

Rental expense for operating leases was $520,000, $416,000 and $263,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company may become a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, there are no matters presently known to the Company that are expected to have a material adverse effect on the financial condition of the Company.

FCB BANCORP and subsidiaries

Notes to consolidated financial statements — (Continued)

NOTE 18 — REGULATORY MATTERS

FCB and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on a Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The following tables present the capital amounts and ratios of FCB with a comparison to the minimum ratios for the periods indicated:

			For Capital
	Actual		Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(In thousands)

December 31, 2005
Total capital	44,545	11.74%	30,352	≥ 8.00%
(to risk weighted assets)
Tier I capital	40,239	10.60%	15,181	≥ 4.00%
(to risk weighted assets)
Tier I capital	40,239	8.69%	13,889	≥ 3.00%
(to average assets)

			For Capital
	Actual		Adequacy Purposes
	Amount	Ratio	Amount	Ratio

December 31, 2004
Total capital	25,300	12.25%	16,518	≥ 8.00%
(to risk weighted assets)
Tier I capital	22,804	11.04%	8,259	≥ 4.00%
(to risk weighted assets)
Tier I capital	22,804	8.61%	10,974	≥ 3.00%
(to average assets)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2005, that the Bank meets all capital adequacy requirements to which it is subject.

As of the most recent notification from its regulatory agencies, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum Total risk-based capital, Tier 1 risk-based capital, and Tier 1 leverage capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes may have changed the Bank’s category.

FCB BANCORP and subsidiaries

Notes to consolidated financial statements — (Continued)

The following tables present the capital amounts and ratios of First California Bank with a comparison to the minimum ratios for the periods indicated:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

December 31, 2005
Total capital	43,900	11.62%	30,224	≥ 8.00%	37,780	≥ 10.00%
(to risk weighted assets)
Tier I capital	39,595	10.48%	15,113	≥ 4.00%	22,669	≥ 6.00%
(to risk weighted assets)
Tier I capital	39,595	8.88%	17,836	≥ 4.00%	22,294	≥ 5.00%
(to average assets)

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2004
Total capital	25,300	12.25%	16,518	≥ 8.00%	20,647	≥ 10.00%
(to risk weighted assets)
Tier I capital	22,804	11.04%	8,259	≥ 4.00%	12,388	≥ 6.00%
(to risk weighted assets)
Tier I capital	22,804	8.61%	10,974	≥ 4.00%	13,718	≥ 5.00%
(to average assets)

Dividends declared by the Bank to FCB in any calendar year may not, without the approval of state banking commissioners, exceed the lesser of the Bank’s retained earnings or the sum of net income for the three previous years less dividend paid. At December 31, 2005, the Bank had approximately $2.7 million available for dividends under these restrictions.

FCB BANCORP and subsidiaries

Notes to consolidated financial statements — (Continued)

NOTE 19 — FAIR VALUES OF FINANCIAL INSTRUMENTS

The following table estimates fair values and the related carrying amounts of the Company’s financial instruments:

	At December 31,
	2005		2004
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)

Financial Assets:
Cash and due from banks	$14,435	$14,435	$7,194	$7,194
Federal funds sold	306	306	4,055	4,055
Securities available for sale	73,419	73,419	77,345	77,345
Loans, net	338,777	342,318	182,873	182,792
FHLB stock	2,395	2,395	1,992	1,992
Financial Liabilities:
Deposits	$372,984	$368,365	$227,190	$227,065
FHLB advances	36,319	36,094	32,850	33,301
Junior subordinated debentures	10,310	10,468	—	—

While estimates of fair value are based on management’s judgment of the most appropriate factors, there is no assurance that, were the Company to dispose of such items at December 31, 2005, the estimated fair values would necessarily be achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2005, should not necessarily be relied upon at subsequent dates.

In addition, other assets and liabilities of the Company, such as property and equipment, are not defined as financial instruments and are not included in the above disclosures. Also, nonfinancial instruments typically not recognized in the financial statements, nevertheless, may have value but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposit accounts, the earnings potential of loan servicing rights, the trained work force, customer goodwill, and similar items.

FCB BANCORP and subsidiaries

Notes to consolidated financial statements — (Continued)

NOTE 20 — FCB BANCORP

The condensed financials of FCB only are as follows:

Condensed balance sheets

December 31,
2005
(In thousands)

Cash	$637
Investment in and advances to Bank subsidiaries	55,444
Investment in nonbank subsidiary	310
Other assets	104

Total assets	$56,495

Junior subordinated debentures	$10,310
Other liabilities	406

Total liabilities	10,716

Common stock	32,666
Retained earnings	14,063
Accumulated other comprehensive loss	(950)

Total shareholders’ equity	45,779

Total liabilities and shareholders’ equity	$56,495

Condensed statements of operations

Year Ended
December 31,
2005
(In thousands)

Equity in earnings of subsidiaries:
Dividends	$5,216
Undistributed	(1,870)
Interest expense	(155)
Other expenses	(53)
Income tax benefit	86

Net income	$3,224

FCB BANCORP and subsidiaries

Notes to consolidated financial statements — (Continued)

Condensed statements of cash flows

Year Ended
December 31,
2005
(In thousands)

Net income	$3,224
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed net income of subsidiaries	(3,346)
Change in accrued interest receivable and other assets	(763)
Change in accrued interest payable and other liabilities	406

Net cash from operating activities	(479)

Cash paid for purchase of nonbank subsidiary common stock	(310)
Cash paid, net of cash received for net assets of bank subsidiary	(29,585)

Net cash from investing activities	(29,895)

Proceeds from issuance of junior subordinated debentures	10,310
Proceeds from issuance of common stock, net	20,701

Net cash from financing activities	31,011

Change in cash and due from banks	637
Cash and due from banks, beginning of year	—

Cash and due from banks, end of year	$637

Supplemental disclosures none

NOTE 21 — QUARTERLY FINANCIAL DATA (Unaudited)

The following tables present the summary results for the eight quarters ended December 31, 2005:

	2005 Quarters				2004 Quarters
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	(In thousands, except per share data)

Net interest income	$5,209	$3,567	$3,359	$3,102	$2,937	$2,882	$2,828	$3,009
Service charges, fees & other income	437	439	359	414	414	414	401	382
Loan commissions & sales	107	69	66	102	47	83	71	18
Gains on sales of securities	—	—	2	—	70	12	—	12
Operating expenses	3,611	2,727	2,650	2,565	2,322	2,381	2,290	2,416
Provision for loan losses	122	122	122	122	104	105	104	104

Income before income tax	2,020	1,226	1,014	931	1,042	905	906	901
Income tax	764	464	385	354	370	308	317	324

Net income	$1,256	$762	$629	$577	$672	$597	$589	$577

Net earnings per share:
Basic weighted average shares	$0.38	$0.35	$0.30	$0.28	$0.31	$0.28	$0.29	$0.29
Diluted weighted average shares	$0.38	$0.35	$0.30	$0.27	$0.31	$0.27	$0.28	$0.28

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls:  There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 10.	Directors and Executive Officers of the Registrant

Executive Officers and Directors

The table below sets forth our executive officers and directors and their ages and positions as of March 28, 2006. Each director will hold office until the next annual meeting of shareholders or until his or her successor is elected and qualified. Officers are appointed by the Board of Directors and serve at the Board’s discretion.

Name	Age	Position

John W. Birchfield	54	Chairman of the Board
Richard D. Aldridge	58	Vice Chairman
Tenisha M. Fitzgerald	31	Director
C. G. Kum	51	Director, President and Chief Executive Officer
Syble R. Roberts	69	Director
Thomas Tignino	58	Director
Thomas E. Anthony	57	Executive Vice President and Chief Credit Officer
Romolo Santarosa	49	Executive Vice President and Chief Financial Officer

As used throughout this registration statement, the term “executive officer” means our President and Chief Executive Officer, our Executive Vice President and Chief Credit Officer, and our Executive Vice President and Chief Financial Officer. Our Chairman of the Board, Corporate Secretary, and other vice presidents are not deemed to be executive officers.

The Board has not yet determined which of its directors, if any, is an “audit committee financial expert” within the meaning of the SEC’s rules and regulations.

Biographical Information Regarding Our Executive Officers

C. G. Kum, President and Chief Executive Officer.  Mr. Kum began his banking career in 1977 as a corporate banking trainee with Bank of California in San Francisco, California. He served as Regional Vice President and Manager of Asset Quality Administration for United Banks of Colorado from 1984 until 1987. Mr. Kum then served as Vice President and Division Manager of Special Projects Division for Colorado National Bank from 1987 until

1993. Mr. Kum moved to California in 1993 and served as Executive Vice President and Chief Credit Officer of City Commerce Bank, Santa Barbara, California from 1993 until 1999.

Mr. Kum was appointed to his current position as the President and the Chief Executive Officer of First California Bank (formerly known as Camarillo Community Bank) on September 1, 1999. Under his leadership, the Bank has grown from total assets of $100 million and two branches in 1999, to total assets as of September 30, 2005 of $467 million and eight branches. He is a graduate of University of California at Berkeley and received his Masters Degree in Business Administration from Pepperdine University. Mr. Kum also is a graduate of Stonier Graduate School of Banking. He has served as a member of Board of Directors of Casa Pacifica, a non profit organization that serves high risk youths in Ventura County, California State University at Channel Islands Foundation, and the United Way of Ventura County. He was elected to the position of the President of the Board of Directors of Community Bankers of California, an association of California community bank presidents, for the fiscal year of 2005-06. Mr. Kum lives in Camarillo, California with his wife Vikki and their three children.

Thomas E. Anthony, Executive Vice President and Chief Credit Officer.  Mr. Anthony moved from Illinois and began his banking career in 1970 as a commercial loan trainee with the then United California Bank in Los Angeles. He served as Vice President — Commercial Lender at Independence Bank from 1988 to 1992. He then served as Executive Vice President and Chief Credit Officer at Channel Islands National Bank from 1992 until 1998 when it was merged with American Commercial Bank, where he served in the same capacity from 1998 until 1999. Mr. Anthony joined First California Bank in 1999 as Executive Vice President and Chief Credit Officer.

Mr. Anthony graduated from Northern Illinois University with a degree in Management. He has held several commercial lending and credit administration positions with banks in California and has been active on several community boards/committees and with charitable and professional organizations.

Romolo Santarosa, Executive Vice President and Chief Financial Officer.  Mr. Santarosa began his banking career in 1991 with Shawmut National Corporation as its Controller. In 1995, Mr. Santarosa joined Sanwa Bank California and served as Controller until 1997. He then served as Chief Financial Officer of Southern Pacific Bank from 1997 until 2000, of Eldorado Bancshares, Inc. from 2000 to 2001, and of Treasury Bank, N.A. from 2001 to 2002. Mr. Santarosa joined First California Bank in November 2002 as Executive Vice President and Chief Financial Officer.

Mr. Santarosa is a graduate (1978) of Ithaca College, Ithaca, New York. He began his career in public accounting with Price Waterhouse, an international public accounting firm. He also is a certified public accountant in New York and Connecticut. Mr. Santarosa is active in several professional and community organizations.

Biographical Information Regarding Our Directors

Richard D. Aldridge has served as the Vice Chairman of the Board since October 2005 and has been a director since 1993. After receiving an Honorable Discharge from the U.S. Air Force in 1971, Mr. Aldridge attended L.H. Bates Technical Institute and graduated with a degree in communications electronics and a Federal Communications Commission license for broadcast engineering. He was then employed for 19 years by Weyerhaeuser Company in Longview, Washington, where he began as a communications maintenance foreman for several years, then was appointed business manager for a new company profit center, quadrupling revenues in the first three years. He then served on the company’s Top Safety Committee, and represented Weyerhaeuser nationally serving on the Board of Directors of Forest Industries Telecommunications, an F.C.C. certified trade association. He also participated in frequent seminars and strategic planning meetings at the company’s corporate headquarters in Tacoma, Washington.

Mr. Aldridge began investing in real estate in 1988 and community banking in 1990, acquiring his first shares in First California Bank (formerly Camarillo Community Bank). In 1991 he voluntarily left Washington to pursue further opportunities in real estate and banking in Ventura, California, while employed as President and CEO of B & R Supply, Inc., a long established industrial tool and supply company. Since 1990, he has held investments in Channel Islands Bank, City Commerce Bank, American Commercial Bank, Mid-State Bank and Trust, and First California Bank. Since his appointment as a director, Mr. Aldridge has served on several committees including

CRA, Audit, Loan, funds management, and executive committees. Mr. Aldridge also served as interim Chairman of the Board from 1998 to 1999. First California Bank represents the largest single investment in his portfolio.

Mr. Aldridge is the father of Tenisha M. Fitzgerald, a director of First California Bank since 1997.

John W. Birchfield has served as the Chairman of the Board since October 2005 and has been a director since 1993. Mr. Birchfield was awarded a Bachelor of Science degree in Business Finance in 1973 from the College of Business Administration at Northern Arizona University. Since 1995, Mr. Birchfield has served as the Chairman of the Board at B & R Supply Inc. He is also the managing partner of Ralston Properties LP, a privately held real estate management company.

Since first being elected to the Board of Directors of First California Bank in 1993, he has actively participated in guiding the Bank through various business cycles, a management change and a name change as well as the development and execution of a long-term strategic plan. In 1998-99 he chaired the Board’s Y2K compliance committee.

Currently he serves as the Chairman of the Board as well as the Chairman of the Audit Committee at First California Bank. He is also an active member of the Loan Committee, the Funds Management Committee and Personnel Committee.

Tenisha M. Fitzgerald has been a director since 1997.  Ms. Fitzgerald graduated in 1997 from California Lutheran University with a degree in music education and a teaching certificate. Ms. Fitzgerald then taught at several elementary schools for approximately 6 years in the Port Hueneme, California school district. For the last two years, Ms. Fitzgerald has been serving as the accounts receivable manager for B & R Supply, Inc. Since her appointment to the Board of Directors in 1997, she has served on the Bank’s Loan and CRA Committees.

Ms. Fitzgerald is the daughter of Richard D. Aldridge, the current Vice Chairman of the Board and a director of First California Bank since 1993.

Syble R. Roberts has been a director of First California Bank since 1989 and is the personnel committee chairman. Ms. Roberts was also a Founding Director of City Commerce Bank, Santa Barbara, opened in 1978 and now owned by Mid-State Bank.

Ms. Roberts’ background is in the legal, title insurance and escrow, and real estate investment fields. Ms. Roberts attended Ventura Junior College and studied first year law through LaSalle Extension University, as well as continuing studies of business management, taxation and real estate. Ms. Roberts became a specialist in the escrow field of multiple tax-deferred exchanges and long order leasehold estates and was involved in the start-ups of a title insurance company and several escrow and mortgage banking companies. Ms. Roberts has served on numerous community organizations including See International, Hospice, and Recordings for the Blind, and Women’s Council of NAREB.

Thomas Tignino has been a director since January 2006. Mr. Tignino is the founder and president of Thomas Tignino & Associates, a multi-service accountancy firm established in 1980 and located in Westlake Village, California. His firm specializes in tax planning and compliance, estate planning and investment review.

Mr. Tignino is an active member of the community. He has served on the Board of Directors of the YMCA, the Chamber of Commerce of Thousand Oaks, and has been the Treasurer of the Conejo Valley Rotary Club. Currently, Mr. Tignino is on the Board of Directors for Many Mansions, serving as the Director of the Finance Committee. Until 2001, Mr. Tignino was a member of the board of directors of a Thousand Oaks, California based community bank.

Item 11.	Executive Compensation

The following table sets forth a summary of annual and long-term compensation for services in all capacities to FCB Bancorp for FCB Bancorp’s President and Chief Executive Officer and its two other executive officers (together with the President and Chief Executive Officer, the “Named Executive Officers”) for the years noted:

					Long-Term
	Annual Compensation				Compensation Awards
				Other Annual	Securities Underlying	All Other
Name and Title	Year	Salary	Bonus	Compensation(1)	Options	Compensation

C. G. Kum,	2005	$245,000	$116,074	—	10,000	$0
President and Chief	2004	$210,047	$65,759	—	9,000	$0
Executive Officer	2003	$195,000	$75,000	—	10,000	$0
Thomas E. Anthony,	2005	$150,000	$58,037	—	5,000	$0
Executive Vice President	2004	$134,000	$28,765	—	4,500	$0
and Chief Credit Officer	2003	$120,721	$39,396	—	5,000	$0
Romolo Santarosa,	2005	$150,000	$58,037	—	5,000	$0
Executive Vice President	2004	$133,951	$34,587	—	4,500	$0
and Chief Financial Officer	2003	$120,000	$39,396	—	1,000	$0

(1)	Perquisites paid to an executive officer that total less than the lesser of $50,000 or 10% of salary and bonus are omitted.

Stock Option Grants in Last Fiscal Year

Our 2005 Stock Option Plan (the “Plan”) allows for the granting of both incentive and nonstatutory stock options. See “— 2005 Stock Option Plan” below for a detailed discussion of the Plan. The option price for incentive stock options cannot be less than 100% of the fair market value of the shares of our common stock on the date of grant. The stock options expire eight years from the date of grant. The option price, number of shares granted to recipients and duration for the plan stock options are determined and approved by our Board of Directors.

Under the Plan, an aggregate of no more than 200,000 shares of our common stock were approved for grant. At December 31, 2005, there were 80,500 shares reserved and available for grant.

The following table summarizes information regarding stock options granted to each of our Named Executive Officers during 2005. In accordance with the rules of the Securities and Exchange Commission, the table sets forth the hypothetical gains or “option spreads” that would exist for the options at the end of their respective terms; they do not reflect our estimation of future stock-price growth of the shares of our common stock. These gains are based on assumed rates of annual compound stock price, and appreciation of 5% and 10% from the date the option was granted to the end of the option terms.

		Individual Grants			Potential Realizable
	Number of	Percent of Total			Value at Assumed
	Securities	Options			Annual Rates of Stock
	Underlying	Granted to	Exercise of		Price Appreciation for
	Options	Employees in	Base Price	Expiration	Option Term
Name	Granted(1)	2005	($/Share)	Date	5% ($)	10% ($)

C. G. Kum	10,000	29.2%	$21.00	2011	$71,420	$162,028
Thomas Anthony	5,000	14.6%	$21.00	2011	$35,700	$81,000
Romolo Santarosa	5,000	14.6%	$21.00	2011	$35,700	$81,000

(1)	The options vest and become exercisable in one-third annual increments commencing after the third anniversary of the grant date.

Stock Option Exercises in Last Fiscal Year and Fiscal Year-End Stock Option Values

The following table sets forth certain information regarding unexercised stock options and the value of securities underlying options for each of our Named Executive Officers for the year ended December 31, 2005. No stock options were exercised by any of the Named Executive Officers during 2005.

	Number of Securities		Value of Unexercised
	Underlying Unexercised		In-the-Money Options at
	Options at December 31, 2005		December 31, 2005(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable

C. G. Kum	0	19,000	0	$98,550
Thomas E. Anthony	0	9,500	0	$49,275
Romolo Santarosa	0	5,500	0	$11,475

(1)	Assuming a market value of $20.70 per share on December 31, 2005.

2005 Stock Option Plan

On May 19, 2005, the Board of Directors of FCB Bancorp adopted the FCB Bancorp 2005 Stock Option Plan (the “Plan”). On September 8, 2005, the Plan was approved by the shareholders of First California Bank and the Plan replaced First California Bank’s 2003 Stock Option Plan. The Plan became effective upon consummation of FCB Bancorp’s formation on September 30, 2005. All stock options previously issued by First California Bank under its 2003 Stock Option Plan were exchanged for options in our common stock at the consummation of the merger. The Plan provides for the grant of “incentive stock options” as permitted under Section 422 of the Internal Revenue Code of 1986 (the “Code”), as well as for the grant of non-qualified stock options. The Plan is not subject to any of the provisions of the Employee Retirement Income Security Act of 1974, as amended.

The Plan provides for the issuance of up to 200,000 shares of our common stock to directors, officers, and key employees of FCB Bancorp or any subsidiary, subject to adjustment in the event of certain changes in our capital structure. The option price for incentive stock options cannot be less than 100% of the fair market value of the shares on the date of grant. The option price, number of shares granted to recipients, and duration for the plan stock options are determined and approved by the Board of Directors.

The following description of the Plan is intended to highlight and summarize the principal terms of the Plan, and is qualified in its entirety by the text of the Plan, which is included as Exhibit 10.1 to the registration of which this prospectus forms a part.

Administration.  The Plan will be administered by our Board of Directors (the “Board”), one or more of whom may also be executive officers and therefore may not be deemed to be “independent,” as that term is defined in the listing standards of the Nasdaq Stock Market, Inc. Each director will abstain from approving the grant of any options to himself or herself. Options may be granted only to directors, officers and key employees of FCB Bancorp and any of its subsidiaries. Subject to the express provisions of the Plan, the Board is authorized to construe and interpret the Plan, and make all the determinations necessary or advisable for administration of the Plan.

Eligible Participants.  The Plan provides that all directors, officers, and key employees of FCB Bancorp and any of its subsidiaries are eligible to receive grants of stock options. The Plan provides that if options are granted to officers or key employees who own, directly or indirectly, 10% or more of FCB Bancorp’s outstanding shares, and the options are intended to qualify as “incentive stock options,” then the minimum option price must be at least 110% of the stock’s fair market value on the date of grant, and the term of the option grant may not exceed five years. Subject to the foregoing limitations, the Board is empowered to determine which eligible participants, if any, should receive options, the number of shares subject to each option, and the terms and provisions of the option agreements.

Shares Subject to the Plan.  200,000 shares are covered by the Plan, which constitutes approximately 6.1% of the shares of our common stock outstanding as of December 31, 2005. Options will be granted at no less than the fair market value of our common stock as of the date of grant.

Incentive and Non-Qualified Stock Options.  The Plan provides for the grant of both incentive stock options and non-qualified options. Incentive stock options are available only to persons who are employees of FCB Bancorp or any of its subsidiaries, and are subject to limitations imposed by applicable sections of the Code, including a $100,000 limit on the aggregate fair market value (determined on the date the options are granted) of shares of our common stock with respect to which incentive stock options are exercisable for the first time by an optionee during any calendar year. Any options granted under the Plan which do not meet the limitations for incentive stock options, or which are otherwise not deemed to be incentive stock options, shall be deemed “non- qualified.” Subject to the foregoing and other limitations set forth in the Plan, the exercise price, permissible time or times of exercise, and the remaining terms pertaining to any option are determined by the Board; however, the per share exercise price under any option may not be less than 100% of the fair market value of our common stock on the date of grant of the option.

Terms and Conditions of Options.  Subject to the limitations set forth in the Plan, options granted thereunder may be exercised in such increments, which need not be equal, and upon such contingencies as the Board may determine. If an optionee does not exercise an increment of an option in any period during which such increment becomes exercisable, the unexercised increment may be exercised at any time prior to expiration of the option unless the respective stock option agreement provides otherwise.

Subject to earlier termination as may be provided in any optionee’s stock option agreement, options granted under the Plan will expire not later than ten years from the date of grant. Under the terms of the Plan, the date of grant is deemed to be either: (i) the date fixed by the Board to be the date of grant; or (ii) if no such date is fixed, the date on which the Board made its final determination to grant a stock option.

Options granted under the Plan may not be transferred otherwise than by will or by the laws of descent and distribution, and during his or her lifetime, only the optionee or, in the event of the disability of the optionee, his or her guardian or the conservator of his or her estate may exercise the option.

Exercise of Options.  Subject to the restrictions set forth in the Plan, an option may be exercised in accordance with the terms of the individual stock option agreement. Full payment by the optionee for all shares as to which the option is being exercised is due and payable at the time of exercise of the option. Payment must be in cash.

An option may be exercised with respect to whole shares only, although fractional share interests may be accumulated and exercised from time to time as whole shares during the term of the option. Options may only be exercised with respect to a minimum of ten whole shares, unless the option agreement requires that a larger number of shares be exercised at any one time and unless fewer than ten shares remain subject to the option at the time of exercise. Any shares subject to an option which expires or terminates without being exercised become available again for issuance under the Plan.

Neither an eligible participant nor an optionee has any rights as a shareholder with respect to the shares of our common stock covered by any option which may be or has been granted to such person, and which is thereafter exercised, until date of issuance of the stock certificate by us to such person.

Stock Option Agreement.  Every grant of an option will be evidenced by a written stock option agreement executed by us and the optionee. Subject to the terms and conditions of the Plan, the stock option agreement will contain the terms and provisions pertaining to each option so granted, such as exercise price, permissible date or dates of exercise, termination date, and such other terms and conditions as the Board deems desirable and not inconsistent with the Plan.

Termination of Employment or Affiliation.  In the event an optionee ceases to be affiliated with FCB Bancorp or a subsidiary for any reason other than disability, death or termination for cause, the stock options granted to such optionee shall expire at the earlier of the expiration dates specified for the options, or ninety days after the optionee ceases to be so affiliated. During such period after cessation of affiliation, the optionee may exercise the option to the extent that it was exercisable as of the date of such termination, and thereafter the option expires in its entirety.

If an optionee’s stock option agreement so provides, and if an optionee’s status as an eligible participant is terminated for cause, the option held by such person will expire thirty days after termination, although the Board may, in its sole discretion, within thirty days of such termination, reinstate the option. If the option is reinstated, the optionee will be permitted to exercise the option only to the extent, for such time, and upon such terms and conditions as if the optionee’s status as an eligible participant had been terminated for a reason other than cause, disability or death, as described above.

The Plan, and all stock options previously granted under the Plan, shall terminate upon the dissolution or liquidation of FCB Bancorp, upon a consolidation, reorganization, or merger as a result of which FCB Bancorp is not the surviving corporation, or upon a sale of all or substantially all of the assets of FCB Bancorp. However, all options theretofore granted shall become immediately exercisable in their entirety upon the occurrence of any of the foregoing, and any options not exercised immediately upon the occurrence of any of the foregoing events will terminate unless provision is made for the assumption or substitution thereof. As a result of this acceleration provisions, even if an outstanding option were not fully vested as to all increments at the time of the event, that option will become fully vested and exercisable.

Amendment and Termination of the Plan.  The Board may at any time suspend, amend or terminate the Plan, and may, with the consent of the respective optionee, make such modifications to the terms and conditions of outstanding options as it shall deem advisable. Shareholder approval of the Plan is required to qualify incentive stock options pursuant to the Code. Certain amendments to the Plan may also require shareholder approval to maintain incentive stock option qualifications. The amendment, suspension or termination of the Plan will not, without the consent of the optionee, alter or impair any rights or obligations under any outstanding option under the Plan.

Adjustments Upon Changes in Capitalization.  The total number of shares covered by the Plan and the price, kind and number of shares subject to outstanding options thereunder, will be appropriately and proportionately adjusted if the outstanding shares of our common stock are increased, decreased, changed into or exchanged for a different number or kind of shares or securities of FCB Bancorp through reorganization, merger, recapitalization, reclassification, stock split, stock dividend, stock consolidation or otherwise, without consideration to us as provided in the Plan. Fractional share interests of such adjustments may be accumulated, although no fractional shares of stock will be issued under the Plan.

Director Compensation

Directors are paid for attendance at Board and committee meetings at the rate of $2,000 per month. In addition, the Chairman of the Board receives an additional $1,000 each month. Mr. C. G. Kum does not receive directors’ fees.

In April 2005, directors Richard Aldridge, Tenisha M. Fitzgerald, John W. Birchfield and Syble R. Roberts each received 2,500 stock options at an exercise price of $21.00 per share. The options vest in one-third annual increments commencing after the third anniversary of the grant date and expire in April 2011.

Employment Agreements

In March 2003, the Bank entered into a Salary Continuation Agreement with C. G. Kum. The agreement provides for a maximum annual benefit of $160,471, which will be paid over the lesser of 17 years or such shorter period of time based upon the number of years that Mr. Kum is employed by the Bank prior to normal retirement. The Salary Continuation Agreement is an unfunded arrangement, which means that Mr. Kum has no rights under the agreement beyond those of a general creditor of the Bank, and there are no specific assets set aside by the Bank in connection with the establishment of the agreement. The Salary Continuation Agreement is not an employment contract. If Mr. Kum leaves the Bank’s employ by virtue of early voluntary retirement (prior to attaining age 65) or is terminated “for cause” (as defined the agreement), he will not be eligible for a benefit under the agreement. In the event Mr. Kum leaves the Bank’s employ by virtue of death (either prior or subsequent to retirement), involuntary termination (without cause), disability or, under certain circumstances, a change in control, he will receive partial benefits under the agreement or certain benefits under the Split Dollar Agreement (see below). The Bank also entered into a split-dollar life insurance agreement with Mr. Kum in March 2003. Pursuant to the terms of that agreement, the Bank owns the insurance policies, is entitled to the cash value of the policies and is responsible for paying the associated premiums. Upon Mr. Kum’s death, the beneficiary is entitled to receive $1.5 million of the total proceeds, with the Bank entitled to the balance. The Bank paid an aggregate premium in 2002 amounting to $1.4 million.

In March 2003, the Bank also entered into a Salary Continuation Agreement with Thomas E. Anthony. The agreement provides for a maximum annual benefit of $84,667, which will be paid over the lesser of 11 years or such shorter period of time based upon the number of years that Mr. Anthony is employed by the Bank prior to normal retirement. If the Bank agrees to extend Mr. Anthony’s employment beyond normal retirement (age 65 for purposes of the agreement), the annual benefit payment will be extended for one additional year for each full year of service beyond normal retirement to a maximum aggregate of 15 years. The Salary Continuation Agreement is an unfunded arrangement, which means that Mr. Anthony has no rights under the agreement beyond those of a general creditor of the Bank, and there are no specific assets set aside by the Bank in connection with the establishment of the agreement. The Salary Continuation Agreement is not an employment contract. If Mr. Anthony leaves the Bank’s employ by virtue of early voluntary retirement (prior to attaining age 65) or is terminated “for cause” (as defined in the agreement), he will not be eligible for a benefit under the agreement. In the event Mr. Anthony leaves the Bank’s employ by virtue of death (either prior or subsequent to retirement), involuntary termination (without cause), disability or, under certain circumstances, a change in control, he will receive partial benefits under the agreement or certain benefits under the Split Dollar Agreement (see below). The Bank also entered into a split-dollar life insurance agreement with Mr. Anthony in March 2003. Pursuant to the terms of that agreement, the Bank owns the insurance policies, is entitled to the cash value of the policies and is responsible for paying the associated premiums. Upon Mr. Anthony’s death, the beneficiary is entitled to receive $1.05 million of the total proceeds, with the Bank entitled to the balance. The Bank paid an aggregate premium in 2002 amounting to $1.0 million.

Employee 401(k) Plan

We have adopted a 401(k) savings investment plan which allows employees to defer certain amounts of compensation for income tax purposes under Section 401(k) of the Internal Revenue Code. Essentially, all eligible employees may elect to defer and contribute up to statutory limits. We may, at our discretion, make matching contributions, the total of which may not exceed 15% of eligible compensation. For the years ending December 31, 2005, 2004, and 2003, we made matching contributions of approximately $77,000, $89,000, and $59,000, respectively, to the plan.

We have also established an employee incentive compensation program which provides eligible participants additional compensation based upon the achievement of certain goals. For the years ending December 31, 2005, 2004 and 2003, additional compensation expense of approximately $490,000, $270,000, and $350,000, respectively, was recognized and paid subsequent to each year-end to eligible employees, pursuant to this program.

Board Committees

The members of FCB Bancorp’s audit committee are John W. Birchfield (Chair), Richard D. Aldridge, Syble R. Roberts and Thomas Tignino. The audit committee is responsible for providing assistance to the Board in fulfilling its legal and fiduciary obligations with respect to matters involving our accounting, auditing, financial reporting, internal control and legal compliance function, as well as those of our subsidiaries.

The members of FCB Bancorp’s stock option committee are John W. Birchfield (Chair) and all other remaining directors.

The members of the Bank’s personnel committee are directors Richard D. Aldridge (Chair), Tenisha M. Fitzgerald and C. G. Kum, none of whom serve as an officer of FCB Bancorp except for Mr. Kum, who is FCB Bancorp’s President and Chief Executive Officer. The personnel committee is responsible for reviewing and approving the Bank’s overall compensation and benefit programs, and for administering the compensation of the Bank’s executive and senior officers.

Personnel Committee Interlocks and Insider Participation

None of FCB Bancorp’s executive officers served on the board of directors or compensation committee, or equivalent, of another entity, one of whose executive officers served on FCB Bancorp’s Personnel Committee or FCB Bancorp’s Board of Directors. Mr. Kum does not participate in Committee deliberations and voting regarding his compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock at March 28, 2006 for:

•	each person who we know beneficially owns more than five percent of our common stock;

•	each of our directors;

•	each of our Named Executive Officers; and

•	all of our directors and executive officers as a group.

Management is not aware of any change in control of the Company as of January 1, 2005, or of any arrangement which may, at a subsequent date, result in a change in control of the Company.

Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o FCB Bancorp, 1100 Paseo Camarillo, Camarillo, California 93010.

	Number of Shares of
	Common Stock	Percent of
	Beneficially Owned(1)	Class(1)

Officers and Directors:
John W. Birchfield(2)	318,553	9.72%
Richard Aldridge(3)	260,740	7.95%
C. G. Kum	27,950	*
Thomas E. Anthony	15,222	*
Romolo Santarosa	1,500	*
Tenisha M. Fitzgerald	39,198	1.20%
Syble R. Roberts	231,754	7.07%
Thomas Tignino	0	0%
All Executive Officers and
Directors as a Group(8 persons)	894,917	27.30%
5% Shareholders:
James O. Birchfield(4)	463,275	14.13%
Shareholders Affiliated with OZ Management, LLC (5):
Fleet Maritime, Inc.	4,715	*
OZ Master Fund, Ltd.	200,285	6.11%
Total	205,000	6.25%
Shareholders Affiliated with SuNOVA Capital, LP (6):
SuNOVA Long Term Opportunity Fund, L.P.	14,500	*
SuNOVA Offshore Ltd.	123,000	3.75%
SuNOVA Partners, L.P.	67,500	2.06%
Total	205,000	6.25%
Shareholders Affiliated with The Banc Funds Company, L.L.C.(7):
Banc Fund V L.P.	46,400	1.41%
Banc Fund VI L.P.	76,000	2.31%
Banc Fund VII L.P.	57,450	1.75%
Total	179,850	5.47%

*	Less than one percent.

(1)	Percentage of beneficial ownership is based on 3,277,807 shares of our common stock outstanding as of March 28, 2006. Unless otherwise noted in a footnote to this table, the number of shares reflected in the table includes shares held by or with such person’s spouse (except where legally separated) and minor children; shares held by any other relative of such person who has the same home; shares held by a family trust as to which such person is a trustee with sole voting and investment power (or shares power with a spouse); shares held as custodian for minor children; or shares held in an Individual Retirement Account or pension plan as to which such person has pass-through voting rights and investment power.

(2)	This figure includes 27,495 shares held by the Shane O. Birchfield Trust, of which John W. Birchfield is the sole trustee.

(3)	This figure includes 29,306 shares held by the Brian J. Aldridge Trust, of which Lynda J. Aldridge, the spouse of Richard Aldridge, is the sole trustee.

(4)	On January 26, 2006, James O. Birchfield resigned as a director of our Board of Directors but continues to serve the Company as Chairman Emeritus.

(5)	C/o OZ Management, LLC, 9 West 57th Street, 39th Floor, New York, New York 10019, Attn: Joel M. Frank.

(6)	C/o SuNOVA Capital, LP, 780 Third Avenue, 5th Floor, New York, New York 10017, Attn: John Frigiola, Chief Financial Officer.

(7)	C/o The Banc Funds Company, L.L.C., 208 S. LaSalle Street, Suite 1680, Chicago, Illinois 60604, Attn: Terry Murphy.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Securities Authorized for Issuance Under Equity Compensation Plans” contained herein.

Item 13.	Certain Relationships and Related Transactions

There are no existing or proposed material transactions between us and any of our directors, executive officers or beneficial owners of 5% or more of our common stock, or the immediate family or associates of any of the foregoing persons, except as indicated below.

Some of our directors and executive officers and their immediate families, as well as the companies with which they are associated, are customers of, and have had banking transactions with, us in the ordinary course of our business, and we expect to have banking transactions with such persons in the future. In our opinion, all loans and commitments to lend made in 2005 included in such transactions were made in compliance with applicable laws, on substantially the same terms, including interest rates and collateral, as those prevailing for comparable contemporaneous transactions with other persons of similar creditworthiness, and did not involve more than a normal risk of collectability or present other unfavorable features. As of December 31, 2005, there were no outstanding loans or commitments to lend to any of our directors, officers or principal shareholders, or their associates.

Tenisha M. Fitzgerald, who serves as a director of First California Bank and FCB Bancorp, is the daughter of Richard D. Aldridge. For her service as a director of First California Bank, Ms. Fitzgerald received aggregate fees of $24,000 during 2005.

Richard D. Aldridge, who serves as the Vice Chairman of First California Bank and FCB Bancorp, is the father of Tenisha M. Fitzgerald. For his service as a director of First California Bank, Mr. Aldridge received aggregate fees of $24,000 during 2005.

James O. Birchfield, who served as a director of First California Bank and FCB Bancorp until January 2006, is the father of John W. Birchfield. For his service as a director of First California Bank, James O. Birchfield received aggregate fees of $34,000 during 2005.

John W. Birchfield, who serves as the Chairman of First California Bank and FCB Bancorp, is the son of James O. Birchfield. For his service as a director of First California Bank, John W. Birchfield received aggregate fees of $26,000 during 2005.

Diane Tignino, Vice President — Loan Officer of First California Bank, is the spouse of Thomas Tignino. For her service as a non-executive officer of First California Bank, Diane Tignino received total compensation of $83,101 during 2005.

Our Articles of Incorporation and Bylaws provide, among other things, for the indemnification of our directors, officers and agents, and authorize us to pay expenses incurred by, or to satisfy a judgment or fine rendered or levied against, such agents in connection with any personal legal liability incurred by that individual while acting for us within the scope of his or her employment. The provisions of our Articles of Incorporation and Bylaws are subject to certain limitations imposed under California and federal law. For example, under California law, directors remain personally liable for acts or omissions that involve intentional misconduct or a knowing and culpable violation of law or for any transaction from which the director derived an improper personal benefit. Under the Federal Comprehensive Thrift and Bank Fraud Prosecution and Taxpayer Recovery Act of 1990, indemnification payments may be prohibited by the regulatory authorities if FCB Bancorp is insolvent, is in conservatorship or receivership, is in troubled condition, or has a CAMELS rating of 4 or 5, and if the regulatory authority believes that the party who is to receive the indemnification payment has violated banking laws or regulations, breached a fiduciary duty, or is otherwise responsible for substantial loss to FCB Bancorp. It is FCB Bancorp’s policy that our directors and executive officers shall be indemnified to the maximum extent permitted under applicable law and FCB Bancorp’s Articles of Incorporation and Bylaws. FCB Bancorp has purchased liability insurance covering all of its directors and officers; however, no assurance can be given that the proceeds of the policy would be adequate to protect FCB Bancorp in all circumstances.

Item 14.	Principal Accounting Fees and Services

Independent Auditor Fees

The following is a description of fees billed to the Company by Moss Adams LLP (“Moss”) during the last two fiscal years:

Audit Fees:  Audit fees include fees for the annual audit of the Company’s consolidated financial statements, review of interim financial statements included in the Company’s quarterly reports on Form 10-Q, review of registration statements filed with the Securities and Exchange Commission, and the issuance of consents and comfort letters. The aggregate audit fees billed to the Company by Moss for the years ended December 31, 2005 and 2004 totaled approximately $113,000 and $40,000, respectively.

Audit-Related Fees:  Audit-related fees billed to the Company by Moss consisted primarily of certain due diligence services related to acquisition and analysis conducted by Moss in connection with such due diligence. The aggregate audit-related fees billed to the Company by Moss for the years ended December 31, 2005 and 2004 totaled approximately $121,118 and $10,794, respectively.

Tax Fees:  Tax fees include corporate tax compliance, planning and advisory services. The aggregate tax fees billed to the Company by Moss for the years ended December 31, 2005 and 2004 totaled approximately $18,600 and $14,427, respectively.

In 2005, in addition to the fees paid to Moss, the Company paid fees to Grant Thornton LLP (“Grant”) for tax services related to corporate tax compliance. The aggregate tax fees billed to the Company by Grant for the year ended December 31, 2005 totaled approximately $19,710.

All Other Fees:  Other fees of $22,535 were billed to the Company by Moss for the year ended December 31, 2005 related to customer profitability and customer data analysis.

Pre-Approval Policies and Procedures:  The Audit Committee has adopted a policy that requires advance approval by the Audit Committee of all audit, audit-related, tax services and all other services performed by the independent auditor. During 2005, the Audit Committee pre-approved all audit services, non-audit services, audit-related services and tax services performed for the Company by Moss. In approving any non-audit services, the Audit

Committee considered whether the provision of the services would be compatible with maintaining Moss’ independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) The following consolidated financial statements of FCB Bancorp are filed as part of this Annual Report.

(a)(2) Financial Statement Schedules

Financial statement schedules other than those listed above have been omitted because they are either not applicable or the information is otherwise included.

(a)(3) Exhibits. The following is a list of exhibits filed as a part of this Annual Report.

Exhibit
Number	Exhibit Title

2	Plan of Reorganization and Merger Agreement, dated May 19, 2005, by and between First California Bank, FCB Merger Corp. and FCB Bancorp, (filed as Exhibit A to the Proxy Statement/Prospectus included in the Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 8, 2005 and incorporated herein by this reference)
3.1	Articles of Incorporation, as amended, of FCB Bancorp(2)
3.2	Bylaws of FCB Bancorp(2)
4.1	Indenture governing FCB Bancorp’s Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures Due September 2035, dated September 30, 2005, between FCB Bancorp, as issuer, and Wilmington Trust Company, as trustee(3)
4.2	Amended and Restated Declaration of Trust, dated September 30, 2005, by and among Wilmington Trust Company, as Delaware trustee and as institutional trustee, FCB Bancorp, as sponsor, and C. G. Kum and Romolo Santarosa, as administrators(3)
10.1	FCB Bancorp 2005 Stock Option Plan(2)
10.2	Form of FCB Bancorp Stock Option Agreement(2)
10.3	Form of FCB Bancorp Indemnity Agreement(2)
10.4	Salary Continuation Agreement, dated March 27, 2003, with C. G. Kum(2)
10.5	Split Dollar Agreement, dated March 27, 2003, with C. G. Kum(2)
10.6	Salary Continuation Agreement, dated March 27, 2003, with Thomas E. Anthony(2)
10.7	Split Dollar Agreement, dated March 27, 2003, with Thomas E. Anthony(2)
10.8	Agreement and Plan of Reorganization, by and among First California Bancorp, SCB Merger Corp., First California Bank, South Coast Bancorp, Inc. and South Coast Commercial Bank, dated February 2, 2005(2)
10.9	Form of Common Stock Subscription Agreement(2)
10.10	Private Placement Agency Agreement, dated May 26, 2005, among FCB Bancorp, First California Bank and Keefe, Bruyette & Woods, Inc.(2)

Exhibit
Number	Exhibit Title

10.11	Form of Registration Rights Agreement(2)
10.12	Guarantee Agreement, dated September 30, 2005, by and between FCB Bancorp, as guarantor, and Wilmington Trust Company, as guarantee trustee(3)
11.1	Statement re: Computation of Per Share Earnings (See Note 11 to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K).
12.1	Statement re: Computation of Ratios (See “Item 6 Selected Financial Data” of this Annual Report on Form 10-K).
21.1	List of Subsidiaries of Registrant(1)
23.1	Consent of Independent Registered Public Accounting Firm(1)
24.1	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)	Filed herewith.

(2)	Incorporated herein by reference to the Registrant’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 1, 2005.

(3)	Incorporated herein by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 27, 2005.

(b) Exhibits. The exhibits listed in Item 15(a)(3) are incorporated by reference as attached hereto.

(c) Excluded Financial Statements. Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FCB BANCORP
(Registrant)

/s/  C. G. Kum
C. G. Kum
(President and Chief Executive Officer)

Date: March 30, 2006

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints C. G. Kum, Romolo Santarosa and Gary M. Horgan, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard D. Aldridge Richard D. Aldridge	Vice Chairman	March 30, 2006

/s/ John W. Birchfield John W. Birchfield	Chairman of the Board	March 30, 2006

/s/ Tenisha M. Fitzgerald Tenisha M. Fitzgerald	Director	March 30, 2006

/s/ C. G. Kum C. G. Kum	Director, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2006

/s/ Syble R. Roberts Syble R. Roberts	Director	March 30, 2006

/s/ Romolo Santarosa Romolo Santarosa	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2006

/s/ Thomas Tignino Thomas Tignino	Director	March 30, 2006