Form 10-Q
period 2006-03-31
FCB Bancorp
filed 2006-05-15
CIK 1331825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Large accelerated filer ☐       Accelerated filer ☐        Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common Stock — As of March 31, 2006 there were 3,277,807 shares of the issuer’s common stock outstanding.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FCB BANCORP and subsidiaries
Consolidated balance sheets

(in thousands, except share data)	March 31, 2006	December 31, 2005
Cash and due from banks	$10,833	$14,435
Federal funds sold	8,820	306
Securities available-for-sale	67,886	73,419
Loans, net	349,286	338,778
Premises and equipment, net	10,337	10,315
Goodwill and other intangibles	16,934	16,951
Federal Home Loan Bank stock	2,053	2,395
Cash surrender value of life insurance	10,220	5,171
Accrued interest receivable and other assets	4,621	5,341

Total assets	$480,990	$467,111

Checking	$108,560	$112,596
Interest checking	24,280	23,691
Regular savings	19,497	22,129
Money market savings	54,051	57,144
Certificates of deposit, under $100,000	84,857	82,770
Certificates of deposit, $100,000 and over	100,587	74,018

Total deposits	391,832	372,348

Federal Home Loan Bank advances	30,050	36,319
Junior subordinated debentures	10,310	10,310
Accrued interest payable and other liabilities	2,102	2,355

Total liabilities	434,294	421,332

Common stock, no par value, 10,000,000 authorized; shares issued and outstanding: 3,277,807 at March 31, 2006 and December 31, 2005	32,685	32,666
Retained earnings	15,073	14,063
Accumulated other comprehensive loss	(1,062)	(950)

Total shareholders’ equity	46,696	45,779

Total liabilities and shareholders’ equity	$480,990	$467,111

See accompanying notes.

FCB BANCORP and subsidiaries
Consolidated statements of operations

	Three Months Ended March 31,
(in thousands, except per share data)	2006	2005
Interest and fees on loans	$6,869	$3,002
Taxable interest on securities	599	595
Nontaxable interest on securities	87	71
Interest on federal funds sold	88	28

Total interest income	7,643	3,696

Interest on deposits	1,976	399
Interest on borrowings	430	195

Total interest expense	2,406	594

Net interest income	5,237	3,102

Provision for loan losses	153	122

Net interest income after provision for loan losses	5,084	2,980

Service charges on deposit accounts	253	293
Earnings on cash surrender value of life insurance	95	55
Commissions on brokered loans	19	55
Net gain on sales of loans	33	47
Net servicing fees	12	10
Net loss on sales of securities	(20)	—
Other income	113	56

Total noninterest income	505	516

Salaries and employee benefits	2,262	1,529
Premises and equipment	643	386
Data processing	160	135
Legal, audit, and other professional services	153	108
Printing, stationary, and supplies	62	46
Telephone	70	36
Directors’ fees	33	33
Advertising and marketing	130	87
Postage	26	18
Other expenses	384	187

Total noninterest expense	3,923	2,565

Income before provision for income taxes	1,666	931

Provision for income taxes	656	354

Net income	$1,010	$577

Earnings per share
Basic	$0.31	$0.27
Diluted	$0.31	$0.26
See accompanying notes.

FCB BANCORP and subsidiaries
Consolidated statements of comprehensive income

	Three Months Ended March 31,
(in thousands)	2006	2005
Unrealized holding losses on securities available-for-sale arising during the period	$(210)	$(907)

Reclassification adjustments for losses included in net income	20	—

Other comprehensive loss, before taxes	(190)	(907)

Income tax benefit related to items of other comprehensive income	78	372

Other comprehensive loss, net of tax	(112)	(535)

Net income	1,010	577

Comprehensive income	$898	$42

Consolidated statements of changes in shareholders’ equity

	Three Months Ended March 31,
(in thousands)	2006	2005
Common stock
Common stock, beginning of year	$32,666	$11,965

Share-based compensation	19	—

Common stock, end of period	$32,685	$11,965

Retained earnings
Net income	$1,010	$577

Retained earnings, beginning of year	14,063	10,839

Retained earnings, end of period	$15,073	$11,416

Accumulated other comprehensive loss
Accumulated other comprehensive loss	$(112)	$(535)

Accumulated other comprehensive loss, net, beginning of year	(950)	(259)

Accumulated other comprehensive loss, net, end of period	$(1,062)	$(794)

See accompanying notes.

FCB BANCORP and subsidiaries
Consolidated statements of cash flows

	Three Months Ended March 31,
(in thousands)	2006	2005
Net income	$1,010	$577
Adjustments to reconcile net income to net cash from operating activities:
Realized gains on sale of securities, loans, and premises and equipment	(13)	(47)
Net (accretion) amortization of premiums and discounts on securities available-for-sale	(17)	114
Federal Home Loan Bank stock dividends	(28)	(18)
Provision for loan losses	153	122
Share-based compensation	19	—
Deferred income taxes	(92)	(4)
Depreciation and amortization	209	124
Net appreciation in cash surrender value of life insurance	(95)	(45)
Change in accrued interest receivable and other assets	907	479
Change in accrued interest payable and other liabilities	(224)	(70)

Net cash from operating activities	1,829	1,232

Net change in federal funds sold	(8,514)	(25)
Proceeds from maturities, calls, and paydowns of securities available-for-sale	3,646	3,843
Proceeds from sales of securities available-for-sale	2,998	1,038
Purchases of securities available-for-sale	(1,304)	(3,564)
Proceeds from sale of Federal Home Loan Bank stock	370	183
Net increase in loans	(10,628)	(2,789)
Purchases of premises and equipment, net	(231)	(256)
Purchases of life insurance	(4,964)	—

Net cash used for investing activities	(18,627)	(1,570)

Net increase in deposits	19,484	4,692
Net change in FHLB overnight advances	(10,019)	—
Proceeds from FHLB term advances	5,000	—
Payments on FHLB term advances	(1,250)	(2,500)
Share-based compensation	(19)	—

Net cash from financing activities	13,196	2,192

Change in cash and due from banks	$(3,602)	$1,854

Cash and due from banks, beginning of period	14,435	7,194

Cash and due from banks, end of period	$10,833	$9,048

Supplemental cash flow information:

Cash paid for interest	$1,526	$235
Cash paid for income taxes	$359	$142

Supplemental disclosure of noncash investing activities

Change in fair value of securities available-for-sale, net of taxes	$(112)	$(535)
See accompanying notes.

NOTE 1 — BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATION
     Organization and nature of operations — FCB Bancorp is a bank holding company arising from a transaction in which the shareholders of First California Bank exchanged their common stock for that of FCB Bancorp on a share-for-share basis on September 30, 2005. As a result of that transaction First California Bank became a wholly-owned subsidiary of FCB Bancorp. FCB Bancorp and First California Bank are related entities; accordingly, the consolidated financial position and results of operations as of and for the year ended December 31, 2005 and all other prior periods have been restated to reflect the combined entities.
     The accompanying unaudited consolidated financial statements for FCB Bancorp and subsidiaries include the parent company, FCB Bancorp (“FCB”), and its wholly-owned subsidiaries, First California Bank (“the Bank”), FCB Statutory Trust I, and SC Financial (all collectively referred to as the “Company”). SC Financial is an inactive subsidiary and FCB Statutory Trust I is a special purpose entity formed to issue trust preferred securities and related junior subordinated debentures. First California Bank is a commercial bank doing business primarily in Ventura, Orange and Los Angeles County, California.
     Consolidation – The consolidated financial statements include, in conformity with generally accepted accounting principles, the accounts of FCB and the Bank and exclude the accounts of FCB Statutory Trust I. All material intercompany transactions and balances of FCB and the Bank have been eliminated.
     Basis of presentation – These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2005. A summary of our significant accounting policies is included in the notes that accompany the audited consolidated financial statements. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a basis consistent with the accounting policies reflected in the audited consolidated financial statements for the year ended December 31, 2005. They do not, however, include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.
     Management’s estimates and assumptions – The preparation of the consolidated financial statements, in conformity with generally accepted accounting principles, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets, and revenues and expenses for the reporting period. Actual results could differ significantly from those estimates. Significant estimations made by us primarily involve the calculation of the allowance for loan losses, the carrying amount of goodwill and deferred tax assets or liabilities.
NOTE 2 — STOCK-BASED COMPENSATION
     Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004) Share-Based Payments addresses the accounting for transactions in which an entity exchanges its equity instruments for goods and services and we adopted this new standard on January 1, 2006.
     SFAS No. 123R eliminated the ability to account for grants under our stock option plan using the intrinsic value-based method. The intrinsic value-based method recognized compensation cost as the difference between the exercise price of each option and the market price of our stock at the date of each grant. The exercise price of each of our stock options was equal to the market price of our stock at each date of grant. Before 2006, no compensation cost was recognized.
     On January 1, 2006, using the modified-prospective method of adoption, we began determining compensation costs using the fair-value method as provided for under SFAS No. 123R. The modified-prospective method of adoption requires the recognition of compensation cost using the fair-value method for all new grants after 2005 or for any grants modified, repurchased or cancelled after 2005. For grants prior to 2006, the modified-prospective method of adoption requires the recognition of compensation cost for the portion of grants not yet vested based on the fair-value of the grant as was disclosed in our prior year consolidated financial statements.
     We used the Black-Scholes-Merton formula to determine the fair value of our stock options using the following estimates and assumptions. The fair value of the option at the grant date also follows.

	2003 Grant	2004 Grant	2005 Grant	2006 Grant
Expected option term	6.0 years	6.0 years	6.0 years	5.2 years
Expected volatility	Nil	Nil	Nil	5.71%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.87%	3.95%	4.50%	4.59%
Stock option fair value	$1.77	$4.24	$4.92	$4.49
     Our only stock option plan began in 2003 and we consider our options to be “plain vanilla”. None of our options have vested. We used the “simplified” method to determine the expected term of the 2006 stock option grant which is the average of the sum of the contractual period and the average vesting period. We looked to our 5-year historical volatility for our expected volatility because we believe that our historical period reflects our business strategy of de novo branch expansion and acquisition and we do not anticipate at this time that our strategy or business model will differ in the future. We used the “minimum value method” for options granted before 2006. We have not paid dividends for the past several years and our business strategy does not anticipate that we will do so in the future. The risk-free rate for the contractual term of the options was based on the prevailing U.S. treasury strip rate in effect at the date of grant.
     The weighted average remaining contractual term was 6.06 years at March 31, 2006. The weighted averaged exercise price of options outstanding was $18.49 and $17.64 at March 31, 2006 and December 31, 2005, respectively. The weighted average fair value of options outstanding was $3.90 and $3.70, respectively, at March 31, 2006 and December 31, 2005. Options of 160,100 were outstanding at March 31, 2006, with an aggregate intrinsic value of $560,350.
     We issued 40,600 stock options on March 1, 2006 at an exercise price of $21.00 and recognized compensation cost of $6,000. Compensation cost for the three months ended March 31, 2006 for the 119,500 stock options granted before 2006 was $13,000. Unrecognized compensation cost at March 31, 2006 was $336,000 and the weighted average period of unamortized cost recognition was 3.65 years. The adoption of this new accounting standard was not material to our unaudited interim financial information.
     The stock-based compensation expense determined under the fair value-based method for the first quarter of 2005, disclosed but not recognized, was $4,000, net of related tax effects. Earnings per share for the first quarter of 2005 would not have changed had we recognized compensation expense under the fair value-based method.
NOTE 3 — SECURITIES
The amortized cost and estimated fair values of securities available-for-sale are summarized as follows:

	March 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. Treasury notes	$3,505	$—	$(63)	$3,442
U.S. agency notes	9,930	—	(157)	9,773
U.S. agency mortgage-backed securities	42,841	1	(1,425)	41,417
Collateralized mortgage obligations	4,281	—	(133)	4,148
Municipal securities	9,134	44	(72)	9,106

Securities available-for-sale	$69,691	$45	$(1,850)	$67,886

	December 31, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. Treasury notes	$6,976	$—	$(33)	$6,943
U.S. agency notes	10,376	—	(156)	10,220
U.S. agency mortgage-backed securities	45,089	1	(1,274)	43,816
Collateralized mortgage obligations	3,414	1	(89)	3,326
Municipal securities	9,179	36	(101)	9,114

Securities available-for-sale	$75,034	$38	$(1,653)	$73,419

NOTE 4 — LOANS AND ALLOWANCE FOR LOAN LOSSES
     The loan portfolio consists of the following:

	At March 31,	At December 31,
(in thousands)	2006	2005
Commercial mortgage	$198,088	$192,263
Multifamily mortgage	31,859	31,708
Commercial loans and lines	66,107	64,271
Construction	26,301	28,157
Home equity loans and lines	9,075	8,689
Home mortgage	20,785	13,443
Installment & credit card	1,358	4,352

Total loans	353,573	342,883
Allowance for loan losses	(4,287)	(4,105)

Loans, net	$349,286	$338,778

As of March 31, 2006, loans with a carrying value of $243.8 million were included as blanket pledges of security for FHLB advances. Most of the Company’s lending activity is with customers located in Ventura, Orange and Los Angeles Counties. The Company has no significant exposure to any individual customer; however, the economic conditions in Southern California could adversely affect customers. Most loans are dependent on real estate; the economic condition in Southern California could adversely affect the value of real estate.
Changes in the allowance for loan losses were as follows:

	Three Months Ended March 31,
(in thousands)	2006	2005
Balance at beginning of year	$4,105	$2,346
Provision for loan losses	153	122
Loans charged-off	—	—
Recoveries on loans charged-off	29	69

Ending at end of period	$4,287	$2,537

Allowance for loan losses	1.21%	1.37%
There were no nonaccrual loans at March 31, 2006 or December 31, 2005.
NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill at March 31, 2006 and December 31, 2005 was $16.3 million and relates to the acquisition of South Coast Bancorp. No impairment loss was recognized for March 31, 2006 or December 31, 2005.
     Core deposit intangible, net of accumulated amortization, was $593,000 at March 31, 2006 and $610,000 at December 31, 2005.
NOTE 6 — EARNINGS PER SHARE
Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of common stock options under the stock option plan. The following table illustrates the computations of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
	2006		2005
(in thousands, except per share data)	Diluted	Basic	Diluted	Basic
Income available to common shareholders	$1,010	$1,010	$577	$577

Weighted average basic common shares outstanding	3,278	3,278	2,163	2,163

Net effect of dilutive options	14	—	24	—

Weighted average diluted common shares outstanding	3,292	3,278	2,187	2,163

Earnings per share	$0.31	$0.31	$0.26	$0.27

NOTE 7—RECENTLY ISSUED ACCOUNTING STANDARDS
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. Management does not expect the adoption of SFAS 155 to have a material impact on the consolidated financial statements.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” which amends SFAS No. 140. SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective for fiscal years beginning after September 15, 2006. Management does not expect the adoption of SFAS 155 to have a material impact on the consolidated financial statements.

     Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion is designed to provide a better understanding of significant trends related to the consolidated results of operations and financial condition of FCB Bancorp and its wholly-owned subsidiaries. This discussion and information is derived from our unaudited consolidated financial statements and related notes for the three months ended March 31, 2006 and 2005 and our audited consolidated financial statements and related notes for the three years ended December 31, 2005, 2004, and 2003. You should read this discussion in conjunction with those consolidated financial statements.
     This discussion contains certain forward-looking information about us, which statements are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking statements. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond our control. We caution readers that a number of important factors could cause actual results to differ materially from those expressed in, implied or projected by, such forward-looking statements. Risks and uncertainties include, but are not limited to:
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

   New Accounting Standard Adopted during the First Quarter of 2006
     Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004) Share-Based Payments addresses the accounting for transactions in which an entity exchanges its equity instruments for goods and services and we adopted this new standard on January 1, 2006.
     SFAS No. 123R eliminated the ability to account for grants under our stock option plan using the intrinsic value-based method. The intrinsic value-based method recognized compensation cost as the difference between the exercise price of each option and the market price of our stock at the date of each grant. The exercise price of each of our stock options was equal to the market price of our stock at each date of grant. Before 2006, no compensation cost was recognized.
     On January 1, 2006, using the modified-prospective method of adoption, we began determining compensation costs using the fair-value method as provided for under SFAS No. 123R. The modified-prospective method of adoption requires the recognition of compensation cost using the fair-value method for all new grants after 2005 or for any grants modified, repurchased or cancelled after 2005. For grants prior to 2006, the modified-prospective method of adoption requires the recognition of compensation cost for the portion of grants not yet vested based on the fair-value of the grant as was disclosed in our prior year consolidated financial statements.
     We used the Black-Scholes-Merton formula to determine the fair value of our stock options using the following estimates and assumptions. The fair value of the option at the grant date also follows.

	2003 Grant	2004 Grant	2005 Grant	2006 Grant

Expected option term	6.0 years	6.0 years	6.0 years	5.2 years
Expected volatility	Nil	Nil	Nil	5.71%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.87%	3.95%	4.50%	4.59%
Stock option fair value	$1.77	$4.24	$4.92	$4.49
     Our only stock option plan began in 2003 and we consider our options to be “plain vanilla”. None of our options have vested. We used the “simplified” method to determine the expected term of the 2006 stock option grant which is the average of the sum of the contractual period and the average vesting period. We looked to our 5-year historical volatility for our expected volatility because we believe that our historical period reflects our business strategy of de novo branch expansion and acquisition and we do not anticipate at this time that our strategy or business model will differ in the future. We used the “minimum value method” for options granted before 2006. We have not paid dividends for the past several years and our business strategy does not anticipate that we will do so in the future. The risk-free rate for the contractual term of the options was based on the prevailing U.S. treasury strip rate in effect at the date of grant.
     A summary of our option activity, none of which are vested for the three months ended March 31, 2006 follows.

		Weighted average
Options	Shares	exercise price
Balance, beginning of year	119,500	$17.64
Issued	40,600	$21.00
Exercised	—	—
Cancelled, forfeited, expired	—	—

Balance, end of period	160,100	$18.49

     The weighted average remaining contractual term was 6.06 years at March 31, 2006. The weighted averaged exercise price of options outstanding was $18.49 and $17.64 at March 31, 2006 and December 31, 2005, respectively. The weighted average fair value of options outstanding was $3.90 and $3.70, respectively, at March 31, 2006 and December 31, 2005. Options of 160,100 were outstanding at March 31, 2006, with an aggregate intrinsic value of $560,350.
     We issued 40,600 stock options on March 1, 2006 at an exercise price of $21.00 and recognized compensation cost of $6,000. Compensation cost for the three months ended March 31, 2006 for the 119,500 stock options granted before 2006 was $13,000. Unrecognized compensation cost at March 31, 2006 was $336,000 and the weighted average period of unamortized cost recognition was 3.65 years. The adoption of this new accounting standard was not material to our unaudited interim financial information.

     The stock-based compensation expense determined under the fair value-based method for the first quarter of 2005, disclosed but not recognized, was $4,000, net of related tax effects. Earnings per share for the first quarter of 2005 would not have changed had we recognized compensation expense under the fair value-based method.
  Critical Accounting Policies
     The discussion and analysis of our consolidated results of operations and financial condition are based upon our unaudited and our audited consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, income and expense, and the related disclosures of contingent assets and liabilities at the date of these consolidated financial statements. We believe these estimates and assumptions to be reasonably accurate; however, actual results may differ from these estimates under different assumptions or circumstances. The following are our critical accounting policies.
  Allowance for loan losses
     An estimate of probable losses incurred in the loan portfolio is necessary in determining the amount of the allowance for loan losses which is presented as a reduction of our loan balances. The provision for loan losses, charged to operations, is the amount that is necessary to establish the allowance. The information used by us to make this estimate is described later in this section and in the notes to the audited consolidated financial statements. The allowance for loan losses was $4,287,000 at March 31, 2006 and was $4,105,000 at December 31, 2005.
  Income taxes
     An estimate of probable income tax benefits that will not be realized in future years is required in determining the necessity for a valuation allowance for deferred tax assets. The information used by us to make this estimate is described later in this section and in the notes to the audited consolidated financial statements. Net deferred tax assets were $1,016,000 at March 31, 2006 and were $730,000 at December 31, 2005; there was no valuation allowance at either period end.
  Goodwill
     An estimate of probable impairment loss is required in determining the carrying value of goodwill. An impairment loss is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The information used by us to make this estimate is described later in this section and in the notes to the audited consolidated financial statements. Goodwill was $16,341,000 at March 31, 2006 and December 31, 2005; there was no impairment loss at either period end.
Overview
     FCB Bancorp is a bank holding company arising from a transaction in which the shareholders of First California Bank exchanged their common shares for that of FCB Bancorp on a share-for-share basis on September 30, 2005. As a result of that transaction, First California Bank became a wholly-owned subsidiary of FCB Bancorp. FCB Bancorp and First California Bank are related entities; accordingly, the consolidated financial position and results of operations for the year ended December 31, 2005 and all other prior periods have been restated to reflect the combined entities.
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
     The acquisition was accounted for using the purchase method of accounting; accordingly, the December 31, 2005 consolidated financial position of the Company includes the fair value of the assets acquired and the liabilities assumed of South Coast Bancorp, Inc. The consolidated results of operations, however, reflect only the consolidated activities after the merger was consummated on September 30, 2005.

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
     Net income for the first quarter of 2006 increased 75 percent to $1,010,000, or $0.31 per diluted share, compared with $577,000, or $0.26 per diluted share, for the same quarter last year. The increase in diluted earnings per share was 19 percent. The change in interim results is due primarily to the acquisition completed at the end of the third quarter of 2005. The earnings per share data for 2006 reflect the increase in outstanding weighted average shares that resulted from the issuance of 1,115,000 new shares at the end of the third quarter.
     The following table presents a summary of net income.

	Three Months Ended March 31,
(in thousands, except per share)	2006	2005

Net income	$1,010	$577

Basic earnings per share	$0.31	$0.27
Diluted earnings per share	$0.31	$0.26

Basic weighted average shares	3,278	2,163
Diluted weighted average shares	3,292	2,187
     The following table presents the unaudited pro forma results of operations for the three months ended March 31, 2006 and 2005 as if the merger, common stock issuance and trust preferred issuance had occurred on January 1, 2005. The pro forma results of operations include estimates and assumptions that were made solely for purposes of developing this pro forma information and are not necessarily an indication of the results that would have been achieved had the acquisition been consummated at the beginning of 2005 or that may be achieved in the future.

	Three Months Ended March 31,
(in thousands)	2006	2005
Net income as reported	$1,010	$577
Proforma combined net income	$1,010	$844

Earnings per share as reported:
Basic	$0.31	$0.27
Diluted	$0.31	$0.26

Proforma combined earnings per share:
Basic	$0.31	$0.27
Diluted	$0.31	$0.27

Average shares outstanding as reported:
Basic	3,278	2,163
Diluted	3,292	2,187

Proforma average shares outstanding:
Basic	3,278	3,278
Diluted	3,292	3,302
     On a proforma basis, diluted earnings per share increased 15 percent.

Results of Operations — for the three months ended March 31, 2006 and 2005
  Net interest income
     Net interest income for the first quarter of 2006 was $5,237,000, up 69 percent from $3,102,000 for the same quarter a year ago. The increase in net interest income reflects the increase in earning assets stemming from both an increase in our business lending and our recent acquisition. Average earning assets increased 62 percent to $423,003,000 for the first quarter of 2006 from $261,668,000 for the first quarter of 2005.
     The net interest margin (on a tax equivalent basis) for the first three months of 2006 was 5.05% compared with 4.86% for the same period last year. The increase in the net interest margin reflects the higher proportion of loans, a higher-yielding asset class, to earning assets and the general increase in interest rates.
     Average loans were $335,239,000 for the first quarter of 2006 and represented 79 percent of average earning assets, compared with $180,135,000 and 69 percent for the same quarter a year ago. Average loans increased 86 percent from the first quarter of 2005 to the first quarter of 2006. The increase in loans reflects the 2005 acquisition, the expansion of our branch network and the success of our business strategy.
     Average securities were $80,165,000 for the first quarter of 2006 and represented 19 percent of average earning assets, compared with $77,151,000 and 29 percent for the same period a year ago. Average securities increased 4 percent from the first quarter of 2005 to the first quarter of 2006.
     Average deposits for the first quarter of 2006 were $376,944,000 and represented 89 percent of average earning assets, compared with $225,939,000 and 86 percent of average earning assets for the same quarter last year. Average deposits increased 67 percent from the first quarter of 2005 to the first quarter of 2006. Noninterest bearing demand deposits for the same periods increased 14 percent. The increase in deposits reflects the 2005 acquisition, the expansion of our branch network and the success of our business strategy. We do not accept broker certificates of deposits.
     Average borrowed funds for the first quarter of 2006 were $40,820,000 compared with $32,730,000 for the same period last year. The increase in borrowings reflects the issuance of $10,310,000 of junior subordinated debentures at the end of the 2005 third quarter.
     The following table presents average balances and interest income or interest expense, with resulting average yield or rates on a tax equivalent basis, by earning asset or interest bearing liability category.

	Three Months Ended March 31,
	2006			2005
	Average	Income/	Average	Average	Income/	Average
(in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Commercial	$104,669	$2,300	8.91%	$77,336	$1,415	7.42%
Real estate	222,146	4,411	8.05%	96,228	1,481	6.24%
Consumer	8,424	158	7.58%	6,571	106	6.57%

Total loans	335,239	6,869	8.31%	180,135	3,002	6.76%

Taxable	71,019	599	3.37%	69,823	595	3.40%
Nontaxable	9,146	87	5.79%	7,328	71	5.88%

Total securities	80,165	686	3.65%	77,151	666	3.64%

Federal funds sold	7,577	88	4.69%	4,382	28	2.59%
Deposits with banks	23	—	3.37%	—	—	—

Total earning assets	423,004	7,643	7.32%	261,668	3,696	5.78%

Non-earning assets	54,275			21,216

Total assets	$477,279			$282,884

Interest bearing demand deposits	23,876	27	0.45%	20,689	5	0.10%
Savings	78,270	300	1.55%	63,066	114	0.73%
Certificates of deposit	174,704	1,649	3.83%	54,410	280	2.08%

Total interest bearing deposits	276,850	1,976	2.89%	138,165	399	1.17%

Federal funds purchased	—	—	—	—	—	—
FHLB advances	30,510	276	3.68%	32,730	195	2.42%
Junior subordinated debentures	10,310	154	6.15%	—	—	—

Total borrowed funds	40,820	430	4.28%	32,730	195	2.42%

Total interest bearing funds	317,670	2,406	3.07%	170,895	594	1.41%

Noninterest bearing demand deposits	100,094			87,773
Other liabilities	2,171			1,027
Shareholders’ equity	57,344			23,189

Total liabilities and shareholder’s equity	$477,279			$282,884

Net interest income		$5,237			$3,102
Net interest margin (tax equivalent)			5.05%			4.86%
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

     The following tables present changes in net interest income and expenses for the three months ended March 31,

	2006 to 2005 due to:
(in thousands)	Rate	Volume	Total
Interest income
Interest on loans	$1,282	$2,585	$3,867
Interest on securities	(5)	26	21
Interest on Federal funds sold	39	20	59
Interest on deposits with banks	(22)	22	—

Total interest income	1,294	2,653	3,947

Interest expense
Interest bearing demand deposits	21	1	22
Savings	158	27	185
Certificates of deposit	752	618	1,370

Total interest on deposits	931	646	1,577

Interest on borrowings	187	48	235

Total interest expense	1,118	694	1,812

Net interest income	$176	$1,959	$2,135

  Provision for loan losses
     For the first quarter of 2006 the provision for loan losses was $153,000 compared with $122,000 for the same quarter last year.
  Noninterest income
     Noninterest income for the first three months of 2006 was $505,000 compared with $516,000 for the same period last year.
     Service charges, fees and other income increased 14 percent to $473,000 for the first quarter of 2006 from $414,000 for the first quarter of 2005. The increase in service charge, fees and other income reflects higher activity levels and the higher level of checking and savings accounts from the prior quarter.
     Earnings on cash surrender value of life insurance were $95,000 for the first quarter of 2006 compared with $55,000 for the first quarter of 2005. The increase in earnings reflects the purchase of $4,964,000 of life insurance policies in the first quarter of 2006 to support life insurance benefits for several key employees and salary continuation benefits for certain executives.
     Gains on loan sales and commissions on brokered loans totaled $52,000 for the first three months of 2006 compared with $102,000 for the same period a year ago. We originate SBA 7(a) loans and sell the guaranteed portion of the loan into the secondary market for a gain. We also arrange SBA 504 and other loans for customers that are ultimately funded by others and receive commissions for our services. The change in income reflects the change in the number and amount of loans sold or brokered in each period.

     The following table presents a summary of noninterest income.

	Three Months
	Ended March 31,
(in thousands)	2006	2005
Service charges on deposit accounts	$253	$293
Net servicing fees	12	10
Other income	113	56
Earnings on cash value of life insurance	95	55

Service charges, fees and other	473	414
Loan commissions and sales	52	102
Loss on sales of securities	(20)	—

Total noninterest income	$505	$516

   Noninterest expense
     Noninterest expense for the first quarter of 2006 was $3,923,000 up 53 percent from $2,565,000 for the first quarter of 2005. The efficiency ratio was 67.79 percent for the 2006 quarter compared with 70.90 percent for the 2005 quarter.
     The increase in operating expenses from the year ago period reflects the growth in our business and the acquisition completed on September 30, 2005. We have also pursued a growth strategy through de novo branching. This requires us to recruit and hire personnel and lease or build facilities to operate and house the new branch. These expenses are incurred prior to the opening of the branch and generally are in excess of the income from the branch when it commences operations. The increase in salaries and benefits expense and premises and equipment expense reflects this growth strategy. Our Simi Valley branch opened December 2004 in a temporary location and relocated in November 2005 to our newly built branch office on the site of the new Simi Valley Towne Center. In addition, we opened in the first quarter of 2006 a new loan production office in Sherman Oaks and have added lending and credit administration personnel. Also we expanded our business through the previously described acquisition, converted to a single operating system and combined all administrative functions in the fourth quarter of 2005. Since then, we have added lending personnel in our Irvine branch. Notwithstanding the increase in operating expenses, the efficiency ratio for the 2006 first quarter improved over the efficiency ratio for the 2005 first quarter.
     The following table presents a summary of noninterest expense.

	Three Months
	Ended March 31,
(in thousands)	2006	2005
Salaries and benefits	$2,262	$1,529
Premises and equipment	643	386
Data processing	160	135
Legal, audit and other professional	153	108
Printing, stationary and supplies	62	46
Telephone	70	36
Directors’ fees	33	33
Advertising and marketing	130	87
Postage	26	18
Other expense	384	187

Total noninterest expenses	$3,923	$2,565

Efficiency ratio	67.79%	70.90%
     The efficiency ratio is computed by dividing noninterest expense less amortization by net interest income and noninterest income less losses on sale of securities. The ratio is a measurement of the amount of revenue that is utilized to meet overhead expenses.

  Income taxes
     The provision for income taxes was $656,000 for the first quarter of 2006 compared with $354,000 for the first quarter of 2005. The combined federal and state statutory rate for 2006 first quarter was 39.4 percent compared with 38.0 for the same period a year ago. The effective tax rate was less than the combined statutory tax rate as a result of excluding from taxable income interest income on municipal securities and the earnings on the cash surrender value of life insurance.
Financial Position — March 31, 2006 compared with December 31, 2005
  Lending and credit risk
     We provide a variety of loan and credit-related products and services to meet the needs of borrowers primarily located in the California counties of Ventura, Orange and Los Angeles. Business loans, represented by commercial real estate loans, commercial loans and construction loans comprise the largest portion of the loan portfolio. Consumer or personal loans, represented by home mortgage, home equity and installment loans comprise a smaller portion of the loan portfolio.
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
  Loans
     Total loans increased $10,690,000, or up 3 percent, to $353,573,000 at March 31, 2006 from $342,883,000 at December 31, 2005. Purchases of adjustable rate home mortgage loans represent $7,800,000 of this increase.
     The following table presents the portfolio of loans.

	At March 31,	At December 31,
(in thousands)	2006	2005
Commercial mortgage	$198,088	$192,263
Multifamily mortgage	31,859	31,708
Commercial loans and lines	66,107	64,271
Construction	26,301	28,157
Home equity loans and lines	9,075	8,689
Home mortgage	20,785	13,443
Installment & credit card	1,358	4,352

Total loans	353,573	342,883
Allowance for loan losses	(4,287)	(4,105)

Loans, net	$349,286	$338,778

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
     Commercial mortgage loans, the largest segment of our portfolio, were 56 percent of total loans at March 31, 2006 and December 31, 2005. Commercial mortgage loans are collateralized by many different commercial property types. Our top three categories have been office, industrial, and retail, representing approximately 80 percent of commercial mortgage loans. In addition, most of our commercial property lending is in Ventura, Orange and Los Angeles Counties.
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
     Multifamily residential mortgage loans were 9 percent of total loans at March 31, 2006 and at December 31, 2005. Multifamily mortgage loans are collateralized by apartments mostly located in our tri-county market area. Multifamily mortgage loans are underwritten in a fashion similar to commercial mortgage loans described above.
     Commercial loans represent the next largest category of loans and were 19 percent of total loans at March 31, 2006 and at December 31, 2005. Commercial loans are made for the purpose of providing working capital, equipment purchases and business expansion. Commercial loans may be unsecured or secured by assets such as equipment, inventory, accounts receivables, and real property. Personal guarantees of the business owner may also be present. Additionally, these loans may also have partial guarantees from the U.S. Small Business Administration (“SBA”) or other federal or state agencies. The commercial loan portfolio is made up of broadly diversified business sectors with the largest sectors in real estate/construction, finance and insurance, healthcare, manufacturing and professional services.
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
     We also have a portfolio of higher-yielding, asset-based loans that involves us purchasing customer invoices on a recourse basis. This product is called “Cash Flow Maximizer” (“CFM”). Using software, technical and marketing support provided by a third-party vendor, we are able to purchase customer invoices, with full recourse, at a discount and pay the customer 98.5 to 95.0 percent of the face value of the invoice. The amount is repaid, generally in 30 to 45 days, by the merchant remitting payment of the invoice directly to us. The discount is recognized in income at the time of purchase. We further reduce the purchase amount to the customer by an average of 10 percent of the face value of the invoice; setting aside this reserve amount in a restricted interest-bearing savings account held by us to cover any losses on any purchase. Additionally, as part of our normal analysis of the adequacy of our allowance for loan losses, we allocate approximately one percent to outstanding CFM balances. As of March 31, 2006 , there were 20 active accounts with outstanding balances of $8.3 million. At December 31, 2005, there were also 20 active accounts with outstanding balances of $8.7 million. CFM is included in the commercial loan category in the loan distribution table.
     Construction loans represent 7 percent of total loans at March 31, 2006 compared with 8 percent at December 31, 2005. Construction loans represent single-family and commercial building projects and are approximately evenly divided between the two types. Construction loans are typically short term, with maturities ranging from 12 to 18 months. For commercial projects, we have a maximum loan-to-value requirement of 70 percent of the FIRREA conforming appraised value. For residential projects, the maximum loan-to-value ranges from 80 percent on loans under $500,000 to 70 percent on loans of $1,000,000 or more. We require the borrower to provide in cash at least 20 percent of the cost of the project. At the borrower’s expense, we use a third party vendor for funds control, lien releases and inspections. In addition, we regularly monitor the marketplace and the economy for evidence of deterioration in real estate values.

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
     The following table presents the allowance for loan losses.

	Three Months Ended March 31,
(in thousands)	2006	2005

Beginning balance	$4,105	$2,346
Provision for loan losses	153	122
Loans charged-off	—	—
Recoveries on loans charged-off	29	69

Ending balance	$4,287	$2,537

Allowance to loans	1.21%	1.37%
     The following table presents the allocation of the allowance to each loan category and the percentage relationship of loans in each category to total loans.

	March 31, 2006		December 31, 2005
		Percent of		Percent of
		Loans in		Loans in
		Category to		Category to
(in thousands)	Amount	Total Loans	Amount	Total loans

Commercial mortgage	$1,409	56%	$1,273	56%
Mulitfamily mortgage	158	9%	159	9%
Commercial loans	1,044	19%	1,062	19%
Construction loans	599	7%	620	8%
Home equity loans	27	3%	43	3%
Home mortgage	76	6%	67	4%
Installment and credit card	43	0%	60	1%

Subtotal	$3,356		$3,284
Unallocated	931		821

Total	$4,287	100%	$4,105	100%

     The allocation presented above should not be interpreted as an indication that charges to the allowance will be incurred in these amounts or proportions. The amounts attributed to each loan category are based on the analysis described above.
     The following table presents past due and nonaccrual loans. We had no restructured loans for the periods presented.

(in thousands)	March 31, 2006	December 31, 2005
Accruing loans past due 90 days or more	$312	$137
Nonaccrual loans	—	—

Ratios:
Accruing loans past due 90 days or more to average loans	0.09%	0.06%
Nonaccrual loans to average loans	—	—
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
     We enjoy a large base of core deposits (representing checking, savings and small balance certificates of deposit). At March 31, 2006, core deposits totaled $291.2 million, down 2 percent from $298.3 million at December 31, 2005. The decline reflects normal seasonal activity. Core deposits represent a significant low-cost source of funds that support our lending activities and represent a key part of our funding strategy. We seek and stress the importance of both loan and deposit relationships with customers in our business plans.
     Alternative funding sources include large balance certificates of deposits, federal funds purchased from other institutions, and borrowings.
     Large balance certificates of deposits are not central to our funding strategy; however, we have participated in the State of California time deposit program, which began in 1977, for several years. The time deposit program is one element of a pooled investment account managed by the State Treasurer for the benefit of the State of California and all participating local agencies. The pooled investment account had approximately $60 billion in investments of which approximately $7 billion represented time deposits placed at various financial institutions. At March 31, 2006, State of California time deposits placed with us, with original maturities of three and six months, were $30.0 million compared with $18.0 million at December 31, 2005. The increase in these deposits was used to off-set the anticipated non-renewal of certificates of deposits acquired in the business combination. We believe that the State Treasurer will continue this program; we also believe that we have the ability to establish large balance certificates of deposit rates that will enable us to attract, replace, or retain those deposits accepted in our local market area if it becomes necessary under a modified funding strategy.
     We, as a member of the FHLB, have access to borrowing arrangements with a maximum available borrowing of approximately $124.8 million. Borrowings under these arrangements are collateralized with our FHLB stock as well as with our loans and securities. As of March 31, 2006, we had borrowings outstanding with the FHLB of $30.1 million compared with $36.3 million as of December 31, 2005.
     In addition, we have lines of credit with three other financial institutions providing for federal funds facilities up to a maximum of $14.0 million. The lines of credit support short-term liquidity needs and cannot be used for more than 15 consecutive days. These lines are unsecured, have no formal maturity date and can be revoked at any time by the granting institutions. There were no borrowings under these lines of credit at March 31, 2006.
     We also maintain a secured borrowing facility of $800,000 with the Federal Reserve Bank of San Francisco. There were no borrowings under this facility at March 31, 2006.
     Federal funds sold to other institutions provide an immediate source of liquidity. The securities portfolio also provides a source of liquidity through the periodic remittance of interest and principal. We purchase securities to generate interest income and to assist in the management of liquidity risk. Federal funds sold were $8.8 million at March 31, 2006 compared with $0.3 million at December 31, 2005. Securities were $67.9 million at March 31, 2006 compared with $73.4 million at December 31, 2005.
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
     The following table presents securities, at amortized cost, by maturity distribution and weighted average yield.

	At March 31, 2006
		After one	After five
	One year or	year to five	years to ten	Over ten
(in thousands)	less	years	years	years	Total
Maturity distribution
U.S. Treasury notes	$1,504	$2,001	—	—	$3,505
U.S. agency notes	6,381	3,549	—	—	9,930
U.S. agency mortgage-backed securities	—	39,025	2,696	1,120	42,841
Collateralized mortgage obligations	—	1,015	3,266	—	4,281
Municipal securities	100	674	3,508	4,852	9,134

Total	$7,985	$46,264	$9,470	$5,972	$69,691

Weighted average yield
U.S. Treasury notes	2.67%	3.11%	—	—	2.93%
U.S. agency notes	3.29%	3.25%	—	—	3.28%
U.S. agency mortgage-backed securities	—	3.84%	4.61%	5.91%	3.93%
Collateralized mortgage obligations	—	4.93%	4.80%	—	4.79%
Municipal securities	8.03%	5.74%	5.46%	6.00%	5.79%

Total	3.23%	3.96%	5.00%	5.98%	4.10%

	At December 31, 2005
		After one	After five
	One year or	year to five	years to ten	Over ten
(in thousands)	less	years	years	years	Total
Maturity distribution
U.S. Treasury notes	$4,524	$2,452	—	—	$6,976
U.S. agency notes	5,779	4,597	—	—	10,376
U.S. agency mortgage-backed securities	—	41,053	2,810	1,226	45,089
Collateralized mortgage obligations	—	—	3,414	—	3,414
State and municipal securities	100	679	3,525	4,875	9,179

Total	$10,403	$48,781	$9,749	$6,101	$75,034

Weighted average yield
U.S. Treasury notes	3.11%	4.19%	—	—	3.50%
U.S. agency notes	3.25%	3.50%	—	—	3.36%
U.S. agency mortgage-backed securities	—	3.74%	4.64%	5.41%	3.84%
Collateralized mortgage obligations	—	—	4.79%	—	4.79%
State and municipal securities	8.03%	5.69%	5.45%	6.00%	5.79%

Total	3.24%	3.77%	4.99%	5.88%	4.03%

     Securities, at amortized cost, declined to $69,691,000, or 7 percent, at March 31, 2006 from $75,034,000 at December 31, 2005. The change in securities reflects the principal pay-downs on mortgage-backed securities and the sale of a U. S. Treasury security.
     Net unrealized holding losses at March 31, 2005 and December 31, 2005 were $1,805,000 and $1,615,000 respectively. As a percentage of securities, at amortized cost, unrealized holding losses were 2.65 percent and 2.20 percent at the end of each respective period. Securities are comprised largely of U.S. Government Agency obligations, mortgage-backed securities and California municipal general obligation bonds. We have evaluated the unrealized losses of these securities and determined, as of March 31, 2006, that they were temporary and were related to the fluctuation in market interest rates since purchase.

     Deposits
     We primarily accept deposits of small businesses located principally in Ventura, Orange and Los Angeles Counties. Core deposits (representing checking, savings and small balance certificates of deposit representing balances under $100,000) totaled $291,245,000 at March 31, 2006 compared with $298,330,000 at December 31, 2005. Core deposits represent a significant low-cost source of funds that support our lending activities.
     The following tables present the average balance and the average rate paid on each deposit category for the periods indicated.

	For the Three Months Ended
	March 31, 2006		March 31, 2005
(in thousands)	Balance	Rate	Balance	Rate
Average core deposits
Noninterest bearing demand deposits	$100,094		$87,774
Interest checking	23,876	0.45%	20,689	0.10%
Savings accounts	78,270	1.55%	63,066	0.73%
Time deposits less than $100,000	95,113	3.39%	27,232	2.02%

Total average core deposits	297,353		198,761
Average noncore deposits
Time deposits of $100,000 or more	79,591	4.37%	27,177	2.15%

Total average core and noncore deposits	$376,944		$225,938

Total average interest bearing deposits	$276,850	2.89%	$138,165	1.17%

     Large balance certificates of deposits (that is, balances of $100,000 or more) totaled $100,587,000 at March 31, 2006, up $26,569,000 from $74,018,000 at December 31, 2005. A portion of these large balance time deposits represent deposits placed by the State of California with the Bank. The remainder represent time deposits accepted from customers in our market area. State of California time deposits represent $12,000,000 of the increase since year end; time deposits from customers in our market area represent the remaining increase of $14,569,000. There were no broker deposits during or as of any period presented.
     The following table presents the maturity of large balance certificates of deposits for the periods indicated.

	March 31, 2006		December 31, 2005
(in thousands)	Amount	Percentage	Amount	Percentage
Three months or less	$38,519	38%	$28,960	39%
Over three months through six months	30,304	30%	19,947	27%
Over six months through one year	17,503	17%	9,358	13%
Over one year	14,262	15%	15,753	21%

Total	$100,587	100%	$74,018	100%

     Borrowings
     First California Bank is a member of the FHLB. Membership allows us to borrow, approximately $124.8 million at March 31, 2006, to meet funding needs and otherwise assist in the management of liquidity risk. Borrowings with the FHLB are collateralized with our investment in FHLB stock as well as with loans or securities from time to time. At March 31, 2006, our investment in FHLB stock totaled $2,053,000 compared with $2,394,500 at December 31, 2005. The change in the amount of FHLB coincides with the change in the amount of borrowings.

     The following table presents the amounts and weighted average interest rate of FHLB advances.

	Three Months Ended March 31, 2006		Year Ended December 31, 2005
	Federal Home Loan	Weighted average	Federal Home Loan	Weighted average
(in thousands)	Bank Advances	interest rate	Bank Advances	interest rate
Amount outstanding at end of period	$ 30,050	3.68%	$ 36,319	3.70%

Maximum amount outstanding at any month-end during the period	$ 30,050	3.68%	$ 47,566	3.39%

Average amount outstanding during the period	$ 30,510	3.68%	$ 35,202	3.71%
     The following table presents the maturities for FHLB advances at March 31, 2006.

		Maturity	Weighted Average
(in thousands)	Amount	Year	Interest Rate
Overnight advances	$—	—	—
Term advances	15,300	2006	3.01%
Term advances	9,500	2007	4.03%
Term advances	4,500	2008	4.72%
Term advances	750	2009	4.98%

	$30,050

     Capital resources
     The Board of Directors recognizes that a strong capital position is vital to growth, continued profitability, and depositor and investor confidence. The policy of the Board of Directors is to maintain sufficient capital at not less than the well-capitalized thresholds established by banking regulators. We have not paid cash or stock dividends since 2001.
     The following tables present the capital amounts and ratios of FCB Bancorp with a comparison to the minimum ratios for the periods indicated.

			For Capital
	Actual		Adequacy Purposes
(in thousands)	Amount	Ratio	Amount	Ratio
March 31, 2006

Total capital (to risk weighted assets)	45,773	11.71%	29,518	≥ 8.00%
Tier I capital (to risk weighted assets)	41,286	10.56%	14,666	≥ 4.00%
Tier I capital (to average assets)	41,286	8.96%	12,964	≥ 3.00%

			For Capital
	Actual		Adequacy Purposes
	Amount	Ratio	Amount	Ratio
December 31, 2005

Total capital (to risk weighted assets)	44,545	11.74%	30,352	≥ 8.00%
Tier I capital (to risk weighted assets)	40,239	10.60%	15,181	≥ 4.00%
Tier I capital (to average assets)	40,239	8.69%	13,889	≥ 3.00%
     The following tables present the capital amounts and ratios of First California Bank with a comparison to the minimum ratios for the periods indicated.

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2006

Total capital (to risk weighted assets)	45,212	11.57%	31,261	≥ 8.00%	39,077	≥ 10.00%
Tier I capital (to risk weighted assets)	40,724	10.42%	15,633	≥ 4.00%	23,450	≥ 6.00%
Tier I capital (to average assets)	40,724	9.04%	18,020	≥ 4.00%	22,524	≥ 5.00%

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2005

Total capital (to risk weighted assets)	43,900	11.62%	30,224	≥ 8.00%	37,780	≥ 10.00%
Tier I capital (to risk weighted assets)	39,595	10.48%	15,113	≥ 4.00%	22,669	≥ 6.00%
Tier I capital (to average assets)	39,595	8.88%	17,836	≥ 4.00%	22,294	≥ 5.00%

     Dividends declared by the Bank to FCB in any calendar year may not, without the approval of state banking regulators, exceed the lesser of the Bank’s retained earnings or the sum of net income for the three previous years less dividend paid. At March 31, 2006, the Bank had approximately $2.7 million available for dividends under these restrictions.
Commitments, Contingent Liabilities, Contractual Obligations and Off-Balance Sheet Arrangements
     In the normal course of business, we make commitments to extend credit or issues letters of credit to customers. These commitments generally are not recognized in the balance sheet. These commitments do involve, to varying degrees, elements of credit risk; however, we use the same credit policies and procedures as we do for on-balance sheet credit facilities. Commitments to extend credit totaled $76,615,000 at March 31, 2006, compared with $79,056,000 at December 31, 2005. Commercial and standby letters of credit were $787,000 and $427,000 at March 31, 2006 and December 31, 2005, respectively.
     The following is a schedule of our current contractual obligations by maturity and/or payment due date.

	March 31, 2006
		One to	Three to	Greater
	Less Than	Three	Five	Than Five
(in thousands)	One Year	Years	Years	Years	Total

FHLB term advances	$16,800	$13,250	$—	$—	$30,050
Salary continuation benefits	—	—	—	353	353
Director post-service award	—	102	—	—	102
Junior subordinated debentures	—	—	—	10,310	10,310
Operating lease obligations	742	1,467	1,204	3,146	6,559

Total	$17,542	$14,819	$1,204	$13,809	$47,374

          In the first quarter of 2006, James O. Birchfield, the former Chairman of the Board, resigned as a director. The Board unanimously approved a resolution bestowing on him the honor of “Chairman Emeritus” and agreed to continue his director fee and healthcare benefits for a period of three years. The charge to first quarter earnings for this Director post-service award obligation was $108,000.

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
     We focus on the net re-pricing imbalances in the cumulative 1 year gap and the Board has established a policy of plus or minus 15 percent. The Board also has established a policy of plus or minus 30 percent for the cumulative 5 year gap. No policies have been established for the cumulative 3 month gap or the gap beyond 5 years. The 1 year gap ratio and the 5 year gap ratio are with policy at March 31, 2006.
     The following table presents earning assets and interest bearing funds by re-pricing intervals:

	March 31, 2006
	By repricing interval
		4 - 12
(in thousands)	0-3 Months	Months	1-5 Years	> 5 Years	Total
Loans	$249,482	$21,812	$62,744	$19,535	$353,573
Securities	4,960	15,199	29,408	18,319	67,886
Federal funds sold	8,820				8,820

Total earning assets	263,262	37,011	92,152	37,854	430,279

Deposits	97,711	136,238	49,323		283,272
Junior subordinated debentures			—	10,310	10,310
Borrowings	8,750	8,050	13,250	—	30,050

Total deposits and borrowings	106,461	144,288	62,573	10,310	323,632

Interest rate sensitivity gap	$156,801	$(107,277)	$29,579	$27,544	$106,647

Cumulative gap	$156,801	$49,524	$79,103	$106,647

Cumulative gap as a percentage of earning assets	32.59%	10.29%	16.44%	22.17%

Item 4. Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Controls: There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
There have been no material changes to FCB Bancorp’s risk factors previously disclosed under the caption “Risk Factors” on page 16 of FCB Bancorp’s Form 10-K filed with the SEC on March 30, 2006, covering the fiscal year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders:
None
Item 5. Other information
(a)	On May 11, 2006, the Bank entered into a Salary Continuation Agreement with Romolo Santarosa, the Company’s Executive Vice President and Chief Financial Officer. The agreement provides for an annual benefit of $85,000, which will be paid in 12 equal monthly installments for a period of 15 years commencing on the later of his attaining 65 years of age or termination of his employment. The Salary Continuation Agreement is an unfunded arrangement, which means that Mr. Santarosa has no rights under the agreement beyond those of a general creditor of the Bank, and there are no specific assets set aside by the Bank in connection with the establishment of the agreement. The Salary Continuation Agreement is not an employment contract. If Mr. Santarosa leaves the Bank’s employ by virtue of early voluntary retirement (prior to attaining age 65) or is terminated “for cause” (as defined in the agreement), he will not be eligible for a benefit under the agreement. In the event Mr. Santarosa leaves the Bank’s employ by virtue of death (either prior or subsequent to retirement), involuntary termination (without cause), disability or, under certain circumstances, a change in control, he will receive partial benefits under the agreement or certain benefits under a split dollar agreement (see below). The Bank also entered into a Split-Dollar Life Insurance Agreement with Mr. Santarosa on May 11, 2006. Pursuant to the terms of that agreement, the Bank owns the insurance policies, is entitled to the cash value of the policies and is responsible for paying the associated premiums. Upon Mr. Santarosa’s death, the beneficiary is entitled to receive $850,000 of the total proceeds, with the Bank entitled to the balance. The Bank paid an aggregate premium in 2006 amounting to $479,000.

(b)	None.
Item 6. Exhibits
(a) Exhibit Index:

Exhibit
Number	Item Description
10.13	Salary Continuation Agreement, dated May 11, 2006, with Romolo Santarosa

10.14	Split Dollar Agreement, dated May 11, 2006, with Romolo Santarosa

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

FCB BANCORP

/s/ C. G. Kum	May 12, 2006
C. G. Kum
President and Chief Executive Officer

/s/ Romolo Santarosa	May 12, 2006
Romolo Santarosa
Executive Vice President and Chief Financial Officer