Form 10-Q
period 2006-06-30
FCB Bancorp
filed 2006-08-14
CIK 1331825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No.: 333-126401

FCB BANCORP

(Exact Name of Registrant as Specified in its Charter)

California	20-3074387
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Paseo Camarillo Camarillo, California	93010
(Address of principal executive offices)	(Zip Code)

(805) 484-0534

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐                     Accelerated filer ☐                    Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

Common Stock — As of August 8, 2006 there were 3,277,807 shares of the issuer’s common stock outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

FCB BANCORP and subsidiaries

Consolidated balance sheets

(in thousands, except share data)	June 30, 2006	December 31, 2005
Cash and due from banks	$15,312	$14,435
Federal funds sold	8,900	306
Securities available-for-sale	65,786	73,419
Loans, net	359,578	338,778
Loans held for sale	11,553	—
Premises and equipment, net	10,332	10,315
Goodwill and other intangibles	16,835	16,951
Federal Home Loan Bank stock	2,542	2,395
Cash surrender value of life insurance	10,321	5,171
Accrued interest receivable and other assets	4,633	5,341

Total assets	$505,792	$467,111

Checking	$114,793	$112,596
Interest checking	18,316	23,691
Regular savings	19,490	22,129
Money market savings	64,713	57,144
Certificates of deposit, under $100,000	81,030	82,770
Certificates of deposit, $100,000 and over	96,993	74,018

Total deposits	395,335	372,348
Federal Home Loan Bank advances	51,300	36,319
Junior subordinated debentures	10,310	10,310
Accrued interest payable and other liabilities	1,401	2,355

Total liabilities	458,346	421,332

Common stock, no par value, 10,000,000 authorized; shares issued and outstanding: 3,277,807 at June 30, 2006 and December 31, 2005	32,707	32,666
Retained earnings	16,146	14,063
Accumulated other comprehensive loss	(1,407)	(950)

Total shareholders’ equity	47,446	45,779

Total liabilities and shareholders’ equity	$505,792	$467,111

See accompanying notes.

FCB BANCORP and subsidiaries

Consolidated statements of operations

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest and fees on loans	$7,282	$3,323	$14,151	$6,325
Taxable interest on securities	572	573	1,171	1,168
Nontaxable interest on securities	103	77	190	148
Interest on federal funds sold	74	40	162	68

Total interest income	8,031	4,013	15,674	7,709

Interest on deposits	2,297	458	4,273	857
Interest on borrowings	486	196	915	391

Total interest expense	2,783	654	5,188	1,248

Net interest income	5,248	3,359	10,487	6,461
Provision for loan losses	—	122	153	244

Net interest income after provision for loan losses	5,248	3,237	10,334	6,217

Service charges on deposit accounts	257	256	510	549
Earnings on cash surrender value of life insurance	112	56	207	111
Commissions on brokered loans	28	—	47	55
Net gain on sales of loans	—	31	33	78
Net servicing fees	13	11	25	21
Net gain (loss) on sales of securities	—	2	(20)	2
Other income	140	71	252	127

Total noninterest income	550	427	1,054	943

Salaries and employee benefits	2,296	1,490	4,558	3,019
Premises and equipment	616	389	1,259	775
Data processing	210	138	370	273
Legal, audit, and other professional services	247	153	400	261
Printing, stationary, and supplies	82	48	144	94
Telephone	70	36	140	72
Directors’ fees	33	33	66	66
Advertising and marketing	203	123	333	210
Postage	23	11	49	29
Other expenses	344	229	728	416

Total noninterest expense	4,124	2,650	8,047	5,215

Income before provision for income taxes	1,674	1,014	3,341	1,945
Provision for income taxes	601	385	1,257	739

Net income	$1,073	$629	$2,083	$1,206

Earnings per share
Basic	$0.33	$0.29	$0.64	$0.56
Diluted	$0.33	$0.29	$0.63	$0.55

See accompanying notes.

FCB BANCORP and subsidiaries

Consolidated statements of comprehensive income

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Unrealized holding gains (losses) on securities available-for-sale arising during the period	$(585)	$762	$(795)	$(145)
Reclassification adjustments for (gains) losses included in net income	—	(2)	20	(2)

Other comprehensive income (loss), before taxes	(585)	760	(775)	(147)
Income tax (expense) benefit related to items of other comprehensive income	240	(312)	318	60

Other comprehensive income (loss), net of tax	(345)	448	(457)	(87)
Net income	1,073	629	2,083	1,206

Comprehensive income	$728	$1,077	$1,626	$1,119

FCB BANCORP and subsidiaries

Consolidated statements of changes in shareholders’ equity

(in thousands)	Six Months Ended June 30,
	2006	2005
Common stock
Common stock, beginning of period	$32,666	$11,965
Share-based compensation	41	—

Common stock, end of period	$32,707	$11,965

Retained earnings
Net income	$2,083	$1,206
Retained earnings, beginning of period	14,063	10,839

Retained earnings, end of period	$16,146	$12,045

Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss)	$(457)	$(87)
Accumulated other comprehensive income (loss), beginning of period	(950)	(259)

Accumulated other comprehensive income (loss), end of period	$(1,407)	$(346)

See accompanying notes.

FCB BANCORP and subsidiaries

Consolidated statements of cash flows

(in thousands)	Six Months Ended June 30,
	2006	2005
Net income	$2,083	$1,206
Adjustments to reconcile net income to net cash from operating activities:
Realized gains on sale of securities and loans	(13)	(80)
Net amortization of premiums and discounts on securities available-for-sale	22	201
Federal Home Loan Bank stock dividends	(58)	(21)
Provision for loan losses	153	244
Share-based compensation	41	—
Production of loans held for sale	(11,553)	—
Deferred income taxes	939	(4)
Depreciation and amortization	384	240
Net appreciation in cash surrender value of life insurance	(207)	(111)
Change in accrued interest receivable and other assets	204	508
Change in accrued interest payable and other liabilities	(954)	81

Net cash (used for) from operating activities	(8,959)	2,264

Net change in federal funds sold	(8,594)	340
Proceeds from maturities, calls, and paydowns of securities available-for-sale	7,571	7,786
Proceeds from sales of securities available-for-sale	2,998	(776)
Purchases of securities available-for-sale	(3,754)	(3,947)
Proceeds from sale of Federal Home Loan Bank stock	—	127
Purchases of Federal Home Loan Bank stock	(89)	—
Net increase in loans	(20,920)	(16,676)
Purchases of premises and equipment	(401)	(525)
Purchases of life insurance	(4,943)	—

Net cash used for investing activities	(28,132)	(13,671)

Net increase in deposits	22,987	11,278
Net change in FHLB overnight advances	14,981	—
Proceeds from FHLB term advances	10,000	2,090
Payments on FHLB term advances	(10,000)	—
Share-based compensation	(41)	—

Net cash from financing activities	37,968	13,368

Change in cash and due from banks	$877	$1,961
Cash and due from banks, beginning of period	14,435	7,194

Cash and due from banks, end of period	$15,312	$9,155

Supplemental cash flow information:
Cash paid for interest	$1,960	$1,028
Cash paid for income taxes	$1,157	$708
Supplemental disclosure of noncash investing activities
Change in fair value of securities available-for-sale, net of taxes	$(457)	$(87)

See accompanying notes.

NOTE 1 – BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATION

Organization and nature of operations - FCB Bancorp is a bank holding company arising from a transaction in which the shareholders of First California Bank exchanged their common stock for that of FCB Bancorp on a share-for-share basis on September 30, 2005. As a result of that transaction First California Bank became a wholly-owned subsidiary of FCB Bancorp. FCB Bancorp and First California Bank are related entities; accordingly, the consolidated financial position and results of operations as of and for the year ended December 31, 2005 and all other prior periods have been restated to reflect the combined entities.

The accompanying unaudited consolidated financial statements for FCB Bancorp and subsidiaries include the parent company, FCB Bancorp (“FCB”), and its wholly-owned subsidiaries, First California Bank (“the Bank”), and SC Financial (all collectively referred to as the “Company”). SC Financial is an inactive subsidiary and FCB Statutory Trust I an unconsolidated wholly-owned subsidiary, is special purpose entity formed to issue trust preferred securities and related junior subordinated debentures. First California Bank is a commercial bank doing business primarily in Ventura, Orange and Los Angeles Counties, California.

Consolidation – The consolidated financial statements include, in conformity with generally accepted accounting principles, the accounts of FCB and the Bank and exclude the accounts of FCB Statutory Trust I. All material intercompany transactions and balances of FCB and the Bank have been eliminated.

Basis of presentation – These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2005. A summary of our significant accounting policies is included in the notes that accompany the audited consolidated financial statements. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a basis consistent with the accounting policies reflected in the audited consolidated financial statements for the year ended December 31, 2005. They do not, however, include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

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

SFAS No. 123R eliminated the ability to account for grants under our stock option plans using the intrinsic value-based method. The intrinsic value-based method recognized compensation cost as the difference between the exercise price of each option and the market price of our stock at the date of each grant. The exercise price of each of our stock options was equal to the market price of our stock at each date of grant. Before 2006, no compensation cost was recognized.

On January 1, 2006, using the modified-prospective method in adoption, we began determining compensation costs using the fair-value method as provided for under SFAS No. 123R. The modified-prospective method of adoption requires the recognition of compensation cost using the fair-value method for all new grants after 2005 or for any grants modified, repurchased or cancelled after 2005. For grants prior to 2006, the modified-prospective method of adoption requires the recognition of compensation cost for the portion of grants not yet vested based on the fair-value of the grant as was disclosed in our prior year consolidated financial statements.

We use the Black-Scholes-Merton formula to determine the fair value of our stock options using the following estimates and assumptions. The fair value of the option at the grant date also follows.

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

Our shareholder approved stock option plan permits the grant of up to 200,000 shares of common stock to directors, officers and key employers of FCB or the Bank. Option awards are granted with an exercise price equal to the market price of our stock at the grant date. Option awards vest based on 3 to 5 years of continuous service and have contractual terms from 6 to 8 years.

A summary of our option activity, of which have vested for the six months ended June 30, 2006, follows:

Options	Shares	Weighted average exercise price
Balance, beginning of year	119,500	$17.64
Issued	40,600	$21.00
Exercised	—	—
Cancelled, forfeited, expired	(3,400)	$20.81

Balance, end of period	156,700	$18.51

The weighted average grant date fair value of options outstanding was $3.70 at the beginning of the 2006 year and $3.90 at June 30, 2006. Compensation cost for the three and six months ended June 30, 2006 was $22,000 and $41,000, respectively. Unrecognized compensation cost at June 30, 2006 was $314,000 and the weighted average period of unamortized cost recognition was 3.40 years.

The stock-based compensation expense determined under the fair value-based method for the three and six months ended June 30, 2005, disclosed but not recognized, was $3,000 and $7,000, respectively, net of related tax effects. Earnings per share for the three and six months ended June 30, 2005 would not have changed had we recognized compensation expense under the fair value-based method.

NOTE 3 – SECURITIES

The amortized cost and estimated fair values of securities available-for-sale are summarized as follows:

	June 30, 2006
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Treasury notes	$3,001	$—	$(62)	$2,939
U.S. agency notes	8,548	—	(149)	8,399
U.S. agency mortgage-backed securities	40,715	1	(1,793)	38,923
Collateralized mortgage obligations	4,160	—	(134)	4,026
Municipal securities	11,753	14	(268)	11,499

Securities available-for-sale	$68,177	$15	$(2,406)	$65,786

	December 31, 2005
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Treasury notes	$6,976	$—	$(33)	$6,943
U.S. agency notes	10,376	—	(156)	10,220
U.S. agency mortgage-backed securities	45,089	1	(1,274)	43,816
Collateralized mortgage obligations	3,414	1	(89)	3,326
Municipal securities	9,179	36	(101)	9,114

Securities available-for-sale	$75,034	$38	$(1,653)	$73,419

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consist of the following:

(in thousands)	At June 30, 2006	At December 31, 2005

Commercial mortgage	$187,773	$192,263
Multifamily mortgage	29,999	31,708
Construction	33,212	28,157
Commercial loans and lines	58,092	64,271
Home equity loans and lines	9,265	8,689
Home mortgage	43,441	13,443
Installment & credit card	2,005	4,352

Total loans	363,787	342,883
Allowance for loan losses	(4,209)	(4,105)

Loans, net	$359,578	$338,778

Loans held for sale	$11,553	$—

At June 30, 2006, loans held for sale were $11.6 million and consist of commercial and multifamily mortgages originated for sale into the secondary market. Loans held for sale are carried at the lower of aggregate cost or market value. Loan sale gains or losses are recorded in noninterest income based on the difference between loan sale proceeds and carrying value.

As of June 30, 2006, loans with a carrying value of $324.7 million were included as blanket pledges of security for FHLB advances. Most of the Company’s lending activity is with customers located in Ventura, Orange and Los Angeles Counties. The Company has no significant exposure to any individual customer; however, the economic condition in Southern California could adversely affect customers. A significant portion of our loans are collateralized by real estate; changes in the economic condition in Southern California could adversely affect the value of real estate.

Changes in the allowance for loan losses were as follows:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Beginning balance	$4,287	$2,537	$4,105	$2,346
Provision for loan losses	—	122	153	244
Loans charged-off	(12)	(74)	(12)	(74)
Transfer to undisbursed commitment	(75)	—	(75)	—
Recoveries on loans charged-off	9	8	38	77

Ending balance	$4,209	$2,593	$4,209	$2,593

Allowance to total loans			1.16%	1.30%
Accruing loans past due 90 days or more			$25	$116
Nonaccrual loans			$—	$2,158
Nonaccrual loans to total loans			—	1.08%

There were no nonaccrual loans at June 30, 2006 or December 31, 2005.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill relates to the acquisition of South Coast Bancorp on September 30, 2005. At June 30, 2006 and December 31, 2005, goodwill was $16.8 million and $16.3 million, respectively. The change in goodwill represents the finalization of estimated tax effects. No impairment loss was recognized for the periods ended June 30, 2006 and December 31, 2005.

Core deposit intangible, net of accumulated amortization, was $575,000 at June 30, 2006 and $610,000 at December 31, 2005. Amortization expense for the three and six months ended June 30, 2006 were $18,000 and $35,000, respectively.

NOTE 6 – EARNINGS PER SHARE

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

(in thousands, except per share)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$1,073	$629	$2,083	$1,206
Basic earnings per share	$0.33	$0.29	$0.64	$0.56
Diluted earnings per share	$0.33	$0.29	$0.63	$0.55
Basic weighted average shares	3,278	2,163	3,278	2,163
Diluted weighted average shares	3,298	2,178	3,296	2,184

NOTE 7 – RECENTLY ISSUED ACCOUNTING STANDARDS

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in income in a company’s financial statements. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management does not expect the adoption of FIN 48 to have a material impact on the consolidated financial statements.

NOTE 8 – AGREEMENT AND PLAN OF MERGER

On June 15, 2006, we entered into an Agreement and Plan of Merger with National Mercantile Bancorp, the parent company of Mercantile National Bank, and First California Financial Group, or FCFG. National Mercantile will merge into FCFG, its newly formed Delaware subsidiary, followed immediately by a merger of equals whereby we will merge with FCFG. FCFG will be the surviving entity. Pursuant to the mergers, FCB Bancorp shareholders will receive 1.7904 shares of First California common stock for each of their shares of FCB Bancorp common stock. The merger, expected to close in the fourth quarter of 2006, is subject to customary closing conditions, regulatory approvals and approval by the shareholders of both companies.

On a pro forma basis, giving effect to the merger, at June 30, 2006, the combined company would have consolidated assets of approximately $1 billion, with twelve full service offices and four loan production offices in Los Angeles, Orange and Ventura counties. The leadership team for the new combined company, to be called First California Financial Group, Inc. will be as follows:

President and Chief Executive Officer	»	C. G. Kum, FCB Bancorp’s Chief Executive Officer
Chief Financial Officer	»	Romolo Santarosa, FCB Bancorp’s Chief Financial Officer
Chief Credit Officer	»	Robert Bartlett, National Mercantile’s Chief Operating Officer
Chief Strategy Officer	»	David Brown, National Mercantile’s Chief Financial Officer
Head of Commercial Banking	»	Thomas Anthony, FCB Bancorp’s Chief Credit Officer

Scott Montgomery, National Mercantile’s President and Chief Executive Officer will retire after assisting in the transition. The merger, expected to close in the fourth quarter of 2006, is subject to customary regulatory approvals and approval by the shareholders of both companies.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is designed to provide a better understanding of significant trends related to the consolidated results of operations and financial condition of FCB Bancorp and its wholly-owned subsidiaries. This discussion and information is derived from our unaudited consolidated financial statements and related notes for the three and six months ended June 30, 2006 and 2005 and our audited consolidated financial statements and related notes for the three years ended December 31, 2005. You should read this discussion in conjunction with those consolidated financial statements.

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

Recent Development

On June 15, 2006, we entered into an Agreement and Plan of Merger with National Mercantile Bancorp, the parent company of Mercantile National Bank and South Bay Bank, and First California Financial Group, or FCFG. National Mercantile will merge into FCFG, its newly formed Delaware subsidiary, followed immediately by a merger of equals whereby we will merge with FCFG. FCFG will be the surviving entity. Pursuant to the mergers, FCB Bancorp shareholders will receive 1.7904 shares of First California common stock for each of their shares of FCB Bancorp common stock. The merger, expected to close in the fourth quarter of 2006, is subject to customary closing conditions, regulatory approvals and approval by the shareholders of both companies.

On a pro forma basis, giving effect to the merger, at June 30, 2006, the combined company would have consolidated assets of approximately $1 billion, with twelve full service offices and four loan production offices in Los Angeles, Orange and Ventura counties. The leadership team for the new combined company, to be called First California Financial Group, Inc. will be as follows:

President and Chief Executive Officer	»	C. G. Kum, FCB Bancorp’s Chief Executive Officer

Chief Financial Officer	»	Romolo Santarosa, FCB Bancorp’s Chief Financial Officer

Chief Credit Officer	»	Robert Bartlett, National Mercantile’s Chief Operating Officer

Chief Strategy Officer	»	David Brown, National Mercantile’s Chief Financial Officer

Head of Commercial Banking	»	Thomas Anthony, FCB Bancorp’s Chief Credit Officer

Scott Montgomery, National Mercantile’s President and Chief Executive Officer will retire after assisting in the transition. The merger, expected to close in the fourth quarter of 2006, is subject to customary regulatory approvals and approval by the shareholders of both companies.

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

On January 1, 2006, using the modified-prospective method of adoption, we began determining compensation costs using the fair-value method as provided for under SFAS No. 123R. The modified-prospective method of adoption requires the recognition of compensation cost using the fair-value method for all new grants after 2005 or for any grants modified, repurchased or cancelled after 2005. For grants prior to 2006, the modified-prospective method requires the recognition of compensation cost for the portion of grants not yet vested based on the fair-value of the grant as was disclosed in our prior year consolidated financial statements.

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

Our shareholder approved stock option plan permits the grant of up to 200,000 shares of common stock to directors, officers and key employers of FCB or the Bank. Option awards are granted with an exercise price equal to the market price of our stock at the grant date. Option awards vest based on 3 to 5 years of continuous service and have contractual terms from 6 to 8 years.

A summary of our option activity, none of which have vested for the six months ended June 30, 2006 follows.

Options	Shares	Weighted average exercise price
Balance, beginning of year	119,500	$17.64
Issued	40,600	$21.00
Exercised	—	—
Cancelled, forfeited, expired	(3,400)	$20.81

Balance, end of period	156,700	$18.51

The weighted average remaining contractual term of options was 5.81 years at June 30, 2006. The weighted average exercise price of options outstanding was $18.51 at June 30, 2006 and $17.64 at December 31, 2005. The weighted average fair value of options outstanding was $3.89 and $3.70 respectively at June 30, 2006 and December 31, 2005, respectively. There were 156,700 options outstanding at June 30, 2006 and they had an intrinsic value, based on a closing market price of $22.40 on June 30, 2006, of approximately $610,000.

The weighted average grant date fair value of options outstanding was $3.70 at the beginning of the 2006 year and $3.90 at June 30, 2006. Compensation cost for the three and six months ended June 30, 2006 was $22,000 and $41,000, respectively. Unrecognized compensation cost at June 30, 2006 was $314,000 and the weighted average period of unamortized cost recognition was 3.40 years.

The stock-based compensation expense determined under the fair value-based method for the three and six months ended June 30, 2005, disclosed but not recognized, was $3,000 and $7,000, respectively, net of related tax effects. Earnings per share for the three and six months ended June 30, 2005 would not have changed had we recognized compensation expense under the fair value-based method.

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

Allowance for loan losses

An estimate of probable losses incurred in the loan portfolio is necessary in determining the amount of the allowance for loan losses which is presented as a reduction of our loan balances. The provision for loan losses, charged to operations, is the amount that is necessary to establish the allowance. The information used by us to make this estimate is described later in this section and in the notes to the audited consolidated financial statements. The allowance for loan losses was $4,209,000 at June 30, 2006 and was $4,105,000 at December 31, 2005.

Income taxes

An estimate of probable income tax benefits that will not be realized in future years is required in determining the necessity for a valuation allowance for deferred tax assets. The information used by us to make this estimate is described later in this section and in the notes to the audited consolidated financial statements. Net deferred tax assets were $258,000 at June 30, 2006 and were $730,000 at December 31, 2005; there was no valuation allowance at either period end.

Goodwill

An estimate of probable impairment loss is required in determining the carrying value of goodwill. An impairment loss is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The information used by us to make this estimate is described later in this section and in the notes to the audited consolidated financial statements. Goodwill was $16,835,000 at June 30, 2006 and $16,341,000 December 31, 2005; there was no impairment loss at either period end.

Overview

FCB Bancorp is a bank holding company arising from a transaction in which the shareholders of First California Bank exchanged their common shares for that of FCB Bancorp on a share-for-share basis on September 30, 2005. As a result of that transaction, First California Bank became a wholly-owned subsidiary of FCB Bancorp. FCB Bancorp and First California Bank are related entities; accordingly, the consolidated financial position and results of operations for the year ended December 31, 2005 reflect the combined entities. Prior periods have been restated to reflect financial position and results of operation as if the entities had been previously consolidated.

Also, on September 30, 2005, FCB Bancorp completed its acquisition of South Coast Bancorp, Inc. and its wholly-owned subsidiaries, South Coast Commercial Bank and SC Financial. SC Financial is an inactive subsidiary. Shareholders of South Coast Bancorp, Inc. received cash of $36.0 million in exchange for their common shares; South Coast Bancorp, Inc. was then merged with and into FCB Bancorp.

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

Results of Operations — for the three and six months ended June 30, 2006 and 2005

Net income for the second quarter of 2006 increased 71 percent to $1.1 million , or $0.33 per diluted share, compared with $0.6 million, or $0.29 per diluted share, for the same quarter last year. The increase in diluted earnings per share was 14 percent. The change in interim results is due primarily to the acquisition completed at the end of the third quarter of 2005. The earnings per share data for 2006 reflect the increase in outstanding weighted average shares that resulted from the issuance of 1,115,000 new shares at the end of the third quarter of 2005.

The following table presents a summary of net income.

(in thousands, except per share)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$1,073	$629	$2,083	$1,206
Basic earnings per share	$0.33	$0.29	$0.64	$0.56
Diluted earnings per share	$0.33	$0.29	$0.63	$0.55
Basic weighted average shares	3,278	2,163	3,278	2,163
Diluted weighted average shares	3,298	2,178	3,296	2,184

Net income for the first six months of 2006 was $2.1 million, a 73 percent increase from the same period a year ago. Diluted earnings per share increased 15 percent to $0.63 from $0.55 from the same period last year.

Net interest income

Net interest income for the second quarter of 2006 was $5.2 million, up 56 percent from $3.4 million for the same quarter a year ago. Net interest income for the first six months of 2006 was $10.5 million up 62 percent from the year ago period. The increase in net interest income reflects the increase in earning assets stemming from both an increase in our business lending and our recent acquisition. Average earning assets increased 58 percent to $429.8 million for the second quarter of 2006 from $271.7 million for the second quarter of 2005. For the first half of the year, average earning assets increased to $424.0 million from $266.9 million.

The net interest margin (on a tax equivalent basis) for the second quarter of 2006 was 4.95% compared with 5.02% for the same period last year. For the first six months of 2006 the net interest margin was 5.03% compared with 4.93% for the year ago period.

Average loans were $354.4 million for the second quarter of 2006 and represented 82 percent of average earning assets, compared with $190.1 million and 70 percent for the same quarter a year ago. Average loans for the first half of 2006 were $346.9 million and represented 82 percent of average earning assets, compared with $185.3 million and 69 percent for the year ago period. The increase in average loans reflects the 2005 acquisition, the expansion of our branch network and the success of our business strategy.

Average securities were $69.0 million for the second quarter of 2006 and represented 16 percent of average earning assets, compared with $76.3 million and 28 percent for the same period a year ago. For the first six months of 2006, average securities were $70.0 million, or 17 percent of average earning assets, compared with $76.7 million, or 29 percent of average earning assets for the same period a year ago.

Average deposits for the second quarter of 2006 were $385.9 million and represented 90 percent of average earning assets, compared with $236.2 million and 87 percent of average earning assets for the same quarter last year. Average deposits for the first half of 2006 were $381.5 million and represented 90 percent of average earning assets, compared with $231.1 million and 87 percent for the year ago period. The increase in deposits reflects the 2005 acquisition, the expansion of our branch network and the success of our business strategy. We do not accept broker certificates of deposits.

Average borrowed funds for the second quarter of 2006 were $44.1 million compared with $31.5 million for the same period last year. For the first six months of 2006, average borrowed funds were $42.6 million, compared with $32.1 million for the same period a year ago. The increase in borrowings reflects the issuance of $10.3 million of junior subordinated debentures at the end of the 2005 third quarter.

The following table presents average balances and interest income or interest expense, with resulting average yield or rates on a tax equivalent basis, by earning asset or interest bearing liability category.

	Three months ended June 30,
	2006			2005
(in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate

Assets
Loans:
Construction & Land	$27,419	$744	10.89%	$14,930	$357	9.59%
Commercial Real Estate	221,654	4,453	8.06%	93,206	1,557	6.70%
Commercial Loans	79,382	1,678	8.48%	67,963	1,211	7.15%
Home Mortgage	18,706	257	5.51%	6,849	85	4.96%
Home Equity	5,663	113	8.06%	2,980	48	6.52%
Consumer	1,534	37	9.66%	4,131	66	6.37%

Total loans	354,358	7,282	8.24%	190,059	3,323	7.01%

Securities:
Taxable	58,429	572	3.92%	68,481	573	3.35%
Nontaxable	10,608	102	5.86%	7,813	78	6.04%

Total securities	69,037	674	4.22%	76,294	651	3.63%

Federal funds sold	6,356	75	4.69%	5,291	39	3.01%
Deposits with banks	51	—	2.08%	58	—	1.28%

Total earning assets	429,802	8,031	7.54%	271,703	4,013	5.98%

Non-earning assets	50,261			21,114

Total assets	$480,063			$292,817

Liabilities and shareholder’s equity
Interest bearing deposits:
Interest bearing demand deposits	$22,050	$27	0.49%	$20,438	$5	0.10%
Savings	78,066	381	1.96%	63,477	116	0.73%
Certificates of deposit	182,823	1,889	4.14%	55,649	337	2.43%

Total interest bearing deposits	282,939	2,297	3.26%	139,564	458	1.32%

Borrowed funds:
Federal funds purchased	36	1	6.07%	21	—	0.00%
FHLB advances	33,737	331	3.95%	31,438	196	2.51%
Junior subordinated debentures	10,310	154	6.15%	—	—

Total borrowed funds	44,083	486	4.42%	31,459	196	2.50%

Total interest bearing funds	327,022	2,783	3.41%	171,023	654	1.53%

Noninterest bearing demand deposits	102,976			96,662
Other liabilities	2,721			1,341
Shareholders’ equity	47,344			23,791

Total liabilities and shareholder’s equity	$480,063			$292,817

Net interest income		$5,248			$3,359
Net interest margin
(tax equivalent)			4.95%			5.02%

	Six months ended June 30,
	2006			2005
(in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate

Assets
Loans:
Construction & Land	$27,459	$1,496	10.99%	$13,131	$611	9.39%
Commercial Real Estate	219,914	8,747	8.02%	91,691	3,009	6.62%
Commercial Loans	78,282	3,227	8.31%	67,274	2,321	6.96%
Home Mortgage	13,477	375	5.60%	6,414	163	5.11%
Home Equity	5,475	210	8.02%	2,753	89	6.50%
Consumer	2,332	96	8.42%	3,991	131	6.64%

Total loans	346,939	14,151	8.23%	185,255	6,325	6.88%

Securities:
Taxable	60,141	1,171	3.89%	69,148	1,168	3.38%
Nontaxable	9,881	190	5.87%	7,572	148	5.97%

Total securities	70,022	1,361	4.20%	76,720	1,317	3.63%

Federal funds sold	6,962	161	4.68%	4,839	68	2.82%
Deposits with banks	52	1	2.94%	104	0	0.79%

Total earning assets	423,975	15,674	7.50%	266,918	7,710	5.88%

Non-earning assets	39,420			20,960

Total assets	$473,706			$287,878

Liabilities and shareholder’s equity
Interest bearing deposits:
Interest bearing demand deposits	$22,958	$54	0.47%	$20,563	$11	0.10%
Savings	78,167	680	1.76%	63,273	230	0.73%
Certificates of deposit	178,786	3,539	3.99%	55,033	616	2.26%

Total interest bearing deposits	279,911	4,273	3.08%	138,868	857	1.24%

Borrowed funds:
Federal funds purchased	28	1	5.83%	11	0	3.82%
FHLB advances	32,277	607	3.80%	32,080	391	2.46%
Junior subordinated debentures	10,310	308	6.15%	—	—

Total borrowed funds	42,615	916	4.33%	32,091	391	2.46%

Total interest bearing funds	322,526	5,189	3.24%	170,959	1,248	1.47%

Noninterest bearing demand deposits	101,543			92,242
Other liabilities	2,293			1,185
Shareholders’ equity	47,344			23,492

Total liabilities and shareholder’s equity	$473,706			$287,878

Net interest income		$10,486			$6,461
Net interest margin
(tax equivalent)			5.03%			4.94%

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

The following tables present changes in interest income and expense.

(in thousands)	Three months ended June 30, 2006 to 2005 due to:
	Rate	Volume	Total
Interest income
Interest on loans	$1,281	$2,679	$3,960
Interest on securities	85	(62)	23
Interest on Federal funds sold	27	8	35
Interest on deposits with banks	—	—	—

Total interest income	1,393	2,625	4,018

Interest expense
Interest bearing demand deposits	22	—	22
Savings	236	27	263
Certificates of deposit	783	770	1,553

Total interest on deposits	1,041	797	1,838

Interest on borrowings	212	79	291

Total interest expense	1,253	876	2,129

Net interest income	$140	$1,749	$1,889

(in thousands)	Six months ended June 30, 2006 to 2005 due to:
	Rate	Volume	Total
Interest income
Interest on loans	$2,477	$5,349	$7,826
Interest on securities	160	(115)	45
Interest on Federal funds sold	64	30	94
Interest on deposits with banks	1	1	2

Total interest income	2,702	5,265	7,967

Interest expense
Interest bearing demand deposits	42	1	43
Savings	397	54	451
Certificates of deposit	1,536	1,387	2,923

Total interest on deposits	1,975	1,442	3,417

Interest on borrowings	397	128	525

Total interest expense	2,372	1,570	3,942

Net interest income	$330	$3,695	$4,025

Provision for loan losses

There was no provision for loan losses for the second quarter of 2006 in light of our evaluation of the collectibility of loans and our prior loan loss experience, among other relevant consideration. The provision for loan losses for the second quarter of 2005 was $122,000. For the first half of 2006, the provision for loan losses was $153,000 compared with $244,000 for the same period last year.

Noninterest income

Noninterest income for the second quarter of 2006 was $550,000 compared with $427,000 for the same period last year.

Service charges, fees and other income for the second quarter of 2006 increased 21 percent to $410,000 from $338,000 for the same quarter of 2005. The increase in service charge, fees and other income reflects higher activity levels in our checking and savings accounts from the prior quarter.

Earnings on cash surrender value of life insurance were $112,000 for the second quarter of 2006 compared with $56,000 for the second quarter of 2005. The increase in earnings reflects the purchase of $4.9 million of life insurance policies in the first quarter of 2006 to support life insurance benefits for several key employees and salary continuation benefits for certain executives.

Gains on loan sales and commissions on brokered loans totaled $28,000 for the second quarter of 2006 compared with $31,000 for the same period a year ago. We originate SBA 7(a) loans and sell the guaranteed portion of the loan into the secondary market for a gain. We also arrange SBA 504 and other loans for customers that are ultimately funded by others and receive commissions for our services. The change in income reflects the change in the number and amount of loans sold or brokered in each period.

The following table presents a summary of noninterest income.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service charges on deposit accounts	$257	$256	$510	$549
Net servicing fees	13	11	25	21
Other income	140	71	252	127
Earnings on cash value of life insurance	112	56	207	111

Service charges, fees and other	522	394	994	808
Loan commissions and sales	28	31	80	133
Gain (loss) on sales of securities	—	2	(20)	2

Total noninterest income	$550	$427	$1,054	$943

Noninterest income for the first half of 2006 was $1.1 million compared with $0.9 million for the same period last year.

Service charges, fees and other income for the first six months of 2006 increased 13 percent to $787,000 from $697,000 for the same period of 2005. The increase in service charge, fees and other income reflects higher activity levels in an checking and savings accounts from the prior year.

Earnings on cash surrender value of life insurance were $207,000 for the first half of 2006 compared with $111,000 for the first half of 2005. The increase in earnings reflects the purchase of the life insurance policies in the first quarter of 2006.

Gains on loan sales and commissions on brokered loans totaled $80,000 for the first six months of 2006 compared with $133,000 for the same period a year ago. The change in income reflects the change in the number and amount of loans sold or brokered in each period.

Noninterest expense

Noninterest expense for the second quarter of 2006 was $4.1 million up 56 percent from $2.7 million for the second quarter of 2005. The efficiency ratio was 70.82 percent for the 2006 quarter compared with 70.03 percent for the same period in 2005.

Noninterest expense for the first half of 2006 was $8.0 million compared with $5.2 million for the same period last year. The efficiency ratio for the first six months of 2006 was 69.30 percent compared with 70.46 percent a year ago.

The increase in operating expenses from the year ago periods reflects the growth in our business and the acquisition completed on September 30, 2005. We have pursued a growth strategy through de novo branching. This requires us to recruit and hire personnel and lease or build facilities to operate and house the new branch. These expenses are incurred prior to the opening of the branch and generally are in excess of the income from the branch when it commences operations. The increase in salaries and benefits expense and premises and equipment expense reflects this growth strategy. Our Simi Valley branch opened December 2004 in a temporary location and relocated in November 2005 to our newly built branch office on the site of the new Simi Valley Towne Center. In addition, we opened in the first quarter of 2006 a new loan production office in Sherman Oaks and have added lending and credit administration personnel. Notwithstanding the increase in operating expenses, the efficiency ratio for the first half of 2006 improved over the efficiency ratio for the same period a year ago.

The following table presents a summary of noninterest expense.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Salaries and benefits	$2,296	$1,490	$4,558	$3,019
Premises and equipment	616	389	1,259	775
Data processing	210	138	370	273
Legal, audit and other professional	247	153	400	261
Printing, stationary and supplies	82	48	144	94
Telephone	70	36	140	72
Directors’ fees	33	33	66	66
Advertising and marketing	203	123	333	210
Postage	23	11	49	29
Other expense	344	229	728	416

Total noninterest expenses	$4,124	$2,650	$8,047	$5,215

Efficiency ratio	70.82%	70.03%	69.30%	70.46%

The efficiency ratio is computed by dividing noninterest expense less amortization by net interest income and noninterest income less realized gains and losses on sale of securities. The ratio is a measurement of the amount of revenue that is utilized to meet overhead expenses.

Income taxes

The provision for income taxes was $1.3 million for the first six months of 2006 compared with $0.7 million for the same period of 2005. The effective tax rate for 2006 was 37.6 percent compared with 38.0 percent for the same period a year ago. The effective tax rate was less than the combined statutory tax rate as a result of excluding from taxable income interest on municipal securities and the earnings on the cash surrender value of life insurance.

Financial Position — June 30, 2006 compared with December 31, 2005

Lending and credit risk

We provide a variety of loan and credit-related products and services to meet the needs of borrowers primarily located in the California counties of Ventura, Orange and Los Angeles. Business loans, represented by commercial real estate loans, commercial loans and construction loans comprise the largest portion of the loan portfolio. Consumer, or personal loans, represented by home mortgage, home equity and installment loans comprise a smaller portion of the loan portfolio.

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

Loans

Total loans, excluding loans held for sale increased 6 percent, or $20.9 million, to $363.8 million at June 30, 2006 from $342.9 million at December 31, 2005. Purchases of adjustable rate home mortgage loans account for most of the increase.

The following table presents the portfolio of loans.

(in thousands)	At June 30, 2006	At December 31, 2005

Commercial mortgage	$187,773	$192,263
Multifamily mortgage	29,999	31,708
Construction	33,212	28,157
Commercial loans and lines	58,092	64,271
Home equity loans and lines	9,265	8,689
Home mortgage	43,441	13,443
Installment & credit card	2,005	4,352

Total loans	363,787	342,883
Allowance for loan losses	(4,209)	(4,105)

Loans, net	$359,578	$338,778

Loans held for sale	$11,553	$—

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

Commercial mortgage loans, the largest segment of our portfolio, were 52 percent of total loans at June 30, 2006, down from 56 percent at December 31, 2005. Commercial mortgage loans are collateralized by many different commercial property types. Our top three categories have been office, industrial, and retail, representing approximately 80 percent of commercial mortgage loans. In addition, most of our commercial property lending is in Ventura, Orange and Los Angeles Counties.

Commercial mortgage loans are underwritten with a maximum loan-to-value of 70 percent and a minimum debt service coverage ratio of 1.25. These criteria may become more stringent depending on the type of property. We focus on cash flow; consequently, regardless of the value of the collateral, the commercial real estate project must provide sufficient cash flow, or alternatively the principals must supplement the project with other cash flow, to service the debt. We generally require the principals to guarantee the loan. We also “stress-test” commercial mortgage loans to determine the potential affect changes in interest rates, vacancy rates, and lease or rent rates would have on the cash flow of the project. Additionally, at least on an annual basis, we require updates on the cash flow of the project and, where practicable, we visit the properties.

Multifamily residential mortgage loans were 8 percent of total loans at June 30, 2006 compared with 9 percent at December 31, 2005. Multifamily mortgage loans are collateralized by apartments mostly located in our tri-county market area. Multifamily mortgage loans are underwritten in a fashion similar to commercial mortgage loans described above.

Commercial loans represent the next largest category of loans and were 16 percent of total loans at June 30, 2006 compared with 19 percent at December 31, 2005. Commercial loans are made for the purpose of providing working capital, equipment purchases and business expansion. Commercial loans may be unsecured or secured by assets such as equipment, inventory, accounts receivables, and real property. Personal guarantees of the business owner may also be present. Additionally, these loans may also have partial guarantees from the U.S. Small Business Administration (“SBA”) or other federal or state agencies. The commercial loan portfolio is made up of broadly diversified business sectors with the largest sectors in real estate/construction, finance and insurance, healthcare, manufacturing and professional services.

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

We also have a portfolio of higher-yielding, asset-based loans that involves us purchasing customer invoices on a recourse basis. This product is called “Cash Flow Maximizer” (“CFM”). Using software, technical and marketing support provided by a third-party vendor, we are able to purchase customer invoices, with full recourse, at a discount and pay the customer 98.5 to 95.0 percent of the face value of the invoice. The amount is repaid, generally in 30 to 45 days, by the merchant remitting payment of the invoice directly to us. The discount is recognized in income at the time of purchase. We further reduce the purchase amount to the customer by an average of 10 percent of the face value of the invoice; setting aside this reserve amount in a restricted interest-bearing savings account held by us to cover any losses on any purchase. Additionally, as part of our normal analysis of the adequacy of our allowance for loan losses, we allocate approximately one percent to outstanding CFM balances. As of June 30, 2006 , there were 20 active accounts with outstanding balances of $8.2 million. At December 31, 2005, there were also 20 active accounts with outstanding balances of $8.7 million. CFM is included in the commercial loan category in the loan distribution table.

Construction loans represent 9 percent of total loans at June 30, 2006 compared with 8 percent at December 31, 2005. Construction loans represent single-family and commercial building projects and are approximately evenly divided between the two types. Construction loans are typically short term, with maturities ranging from 12 to 18 months. For commercial projects, we have a maximum loan-to-value requirement of 70 percent of the FIRREA conforming appraised value. For residential projects, the maximum loan-to-value ranges from 80 percent on loans under $500,000 to 70 percent on loans of $1,000,000 or more. We require the borrower to provide in cash at least 20 percent of the cost of the project. At the borrower’s expense, we use a third party vendor for funds control, lien releases and inspections. In addition, we regularly monitor the marketplace and the economy for evidence of deterioration in real estate values.

The following table presents the scheduled maturities of fixed and adjustable rate loans.

	June 30, 2006
(in thousands)	One year or less	After one year to five years	After five years	Total

Fixed rate loan
Commercial mortgage	$72	$4,638	$88	$4,798
Multifamily mortgage	—	—	6,682	6,682
Commercial loans and lines	8,505	2,818	—	11,323
Construction	1,974	—	—	1,974
Home equity loans	—	—	—	—
Home mortgage	—	—	3,621	3,621
Installment & credit card	68	275	—	343

Total fixed rate loan maturities	10,619	7,731	10,391	28,741

Adjustable rate loan
Commercial mortgage	9,787	24,463	149,708	183,958
Multifamily mortgage	1,016	1,895	18,927	21,838
Commercial loans and lines	31,365	10,804	4,950	47,119
Construction	30,984	243	—	31,227
Home equity loans	1,997	1,060	6,203	9,260
Home mortgage	1,442	3,660	34,882	39,984
Installment & credit card	922	57	681	1,660

Total adjustable rate loan maturities	77,513	42,182	215,351	335,046

Total maturities	$88,132	$49,913	$225,742	$363,787

	December 31, 2005
(in thousands)	One year or less	After one year to five years	After five years	Total

Fixed rate loan
Commercial real estate	$3,574	$9,039	$9,311	$21,924
Commercial loans and lines	620	2,340	508	3,468
Construction	—	—	—	—
Consumer	184	345	—	529
Other	—	—	3,882	3,882

Total fixed rate loan maturities	4,378	11,724	13,701	29,803

Adjustable rate loan
Commercial real estate	166,701	30,575	1,300	198,576
Commercial loans and lines	69,777	5,202	—	74,979
Construction	26,859	—	—	26,859
Consumer	3,514	426	—	3,940
Other	5,582	3,143	—	8,725

Total adjustable rate loan maturities	272,434	39,346	1,300	313,079

Total maturities	$276,812	$51,070	$15,001	$342,883

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

The following table presents the allowance for loan losses.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Beginning balance	$4,287	$2,537	$4,105	$2,346
Provision for loan losses	—	122	153	244
Loans charged-off	(12)	(74)	(12)	(74)
Transfer to undisbursed commitment	(75)	—	(75)	—
Recoveries on loans charged-off	9	8	38	77

Ending balance	$4,209	$2,593	$4,209	$2,593

Allowance to loans			1.16%	1.30%
Accruing loans past due 90 days or more			$25	$116
Nonaccrual loans			$—	$2,158
Nonaccrual loans to loans			—	1.08%

The allowance for losses on undisbursed commitments was $275,000 at June 30, 2006 compared with $200,000 at December 31, 2005. There have been no charges to the allowance since its inception. The allowance for losses on undisbursed commitments is included as an other liability category on the balance sheet.

The following table presents the allocation of the allowance to each loan category and the percentage relationship of loans in each category to total loans.

	June 30, 2006		December 31, 2005
(in thousands)	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total loans

Commercial mortgage	$1,184	51%	$1,273	39%
Mulitfamily mortgage	150	8%	159	5%
Commercial loans	1,013	9%	1,062	32%
Construction loans	762	16%	620	19%
Home equity loans	46	3%	43	1%
Home mortgage	217	12%	67	2%
Installment and credit card	47	1%	60	2%

Subtotal	$3,419		$3,284
Unallocated	790		821

Total	$4,209	100%	$4,105	100%

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

We enjoy a large base of core deposits (representing checking, savings and small balance certificates of deposit). At June 30, 2006 core deposits totaled $298.3 million, the same as at December 31, 2005. Core deposits represent a significant low-cost source of funds that support our lending activities and represent a key part of our funding strategy. We seek and stress the importance of both loan and deposit relationships with customers in our business plans.

Alternative funding sources include large balance certificates of deposits, federal funds purchased from other institutions, and borrowings.

Large balance certificates of deposits are not central to our funding strategy; however, we have participated in the State of California time deposit program, which began in 1977, for several years. The time deposit program is one element of a pooled investment account managed by the State Treasurer for the benefit of the State of California and all participating local agencies. The pooled investment account had approximately $60 billion in investments of which approximately $7 billion represented time deposits placed at various financial institutions. At June 30, 2006, State of California time deposits placed with us, with original maturities of three and six months, were $30.0 million compared with $18.0 million at December 31, 2005. The increase in these deposits was used to off-set the anticipated non-renewal of certificates of deposits acquired in the business combination. We believe that the State Treasurer will continue this program; we also believe that we have the ability to establish large balance certificates of deposit rates that will enable us to attract, replace, or retain those deposits accepted in our local market area if it becomes necessary under a modified funding strategy.

We, as a member of the FHLB, have access to borrowing arrangements with a maximum available borrowing of approximately $166.1 million. Borrowings under these arrangements are collateralized with our FHLB stock as well as with our loans and securities. As of June 30, 2006, we had borrowings outstanding with the FHLB of $51.3 million compared with $36.3 million as of December 31, 2005. The increase in borrowings was used to support loan growth.

In addition, we have lines of credit with three other financial institutions providing for federal funds facilities up to a maximum of $14.0 million. The lines of credit support short-term liquidity needs and cannot be used for more than 15 consecutive days. These lines are unsecured, have no formal maturity date and can be revoked at any time by the granting institutions. There were no borrowings under these lines of credit at June 30, 2006.

We also maintain a secured borrowing facility of $800,000 with the Federal Reserve Bank of San Francisco. There were no borrowings under this facility at June 30, 2006.

Federal funds sold to other institutions provide an immediate source of liquidity. The securities portfolio also provides a source of liquidity through the periodic remittance of interest and principal. Federal funds sold were $8.9 million at June 30, 2006 compared with $0.3 million at December 31, 2005.

Securities

We purchase securities to generate interest income and to assist in the management of liquidity risk. Securities are classified as ‘available-for-sale’ for accounting purposes and, as such, are recorded at their fair or market values in the balance sheet. Fair values are based on quoted market prices. Changes in the fair value of securities (that is, unrealized holding gains or losses) are reported as ‘other comprehensive income,’ net of tax and carried as accumulated comprehensive income or loss within shareholders’ equity until realized. Securities were $65.8 million at June 30, 2006 compared with $73.4 million at December 31, 2005.

The following table presents securities, at amortized cost, by maturity distribution and weighted average yield.

	At June 30, 2006
(in thousands)	One year or less	After one year to five years	After five years to ten years	Over ten years	Total

Maturity distribution
U.S. Treasury notes	$1,499	$1,502	$—	$—	$3,001
U.S. agency notes	5,498	3,049	—	—	8,547
U.S. agency mortgage-backed securities	—	35,997	3,602	1,117	40,716
Collateralized mortgage obligations	—	987	3,173	—	4,160
Municipal securities	100	674	4,662	6,317	11,753

Total	$7,097	$42,209	$11,437	$7,434	$68,177

Weighted average yield
U.S. Treasury notes	2.59%	3.10%	—	—	2.85%
U.S. agency notes	3.36%	3.29%	—	—	3.34%
U.S. agency mortgage-backed securities	—	3.87%	4.77%	5.89%	4.00%
Collateralized mortgage obligations	—	4.93%	4.81%	—	4.84%
Municipal securities	8.03%	5.74%	5.35%	6.05%	5.77%

Total	3.26%	3.99%	5.02%	6.02%	4.23%

	At December 31, 2005
(in thousands)	One year or less	After one year to five years	After five years to ten years	Over ten years	Total

Maturity distribution
U.S. Treasury notes	$4,524	$2,452	$—	$—	$6,976
U.S. agency notes	5,779	4,597	—	—	10,376
U.S. agency mortgage-backed securities	—	41,053	2,810	1,226	45,089
Collateralized mortgage obligations	—	—	3,414	—	3,414
State and municipal securities	100	679	3,525	4,875	9,179

Total	$10,403	$48,781	$9,749	$6,101	$75,034

Weighted average yield
U.S. Treasury notes	3.11%	4.19%	—	—	3.50%
U.S. agency notes	3.25%	3.50%	—	—	3.36%
U.S. agency mortgage-backed securities	—	3.74%	4.64%	5.41%	3.84%
Collateralized mortgage obligations	—	—	4.79%	—	4.79%
State and municipal securities	8.03%	5.69%	5.45%	6.00%	5.79%

Total	3.24%	3.77%	4.99%	5.88%	4.03%

Securities, at amortized cost, declined to $68.2 million, or 9 percent, at June 30, 2006 from $75.0 million at December 31, 2005. The change in securities reflects the principal pay-downs on mortgage-backed securities and the sale of a U. S. Treasury securities.

Net unrealized holding losses at June 30, 2006 and December 31, 2005 were $2.4 million and $1.6 million, respectively. As a percentage of securities, at amortized cost, unrealized holding losses were 3.51 percent and 2.20 percent at the end of each respective period. Securities are comprised largely of U.S. government agency obligations, mortgage-backed securities and California municipal general obligation bonds. We have evaluated the unrealized losses of these securities and determined, as of June 30, 2006, that they were temporary and were related to the fluctuation in market interest rates since purchase.

Deposits

We primarily accept deposits of small businesses located principally in Ventura, Orange and Los Angeles Counties. Core deposits (representing checking, savings and small balance certificates of deposit (balances under $100,000)) totaled $298.3 million at June 30, 2006, the same as at December 31, 2005. Core deposits represent a significant low-cost source of funds that support our lending activities.

The following tables present the average balance and the average rate paid on each deposit category for the periods indicated.

	For the six months ended June 30,
	2006		2005
(dollars in thousands)	Average Balance	Rate	Average Balance	Rate

Core deposits
Noninterest bearing demand deposits	$101,543		$92,242
Interest checking	22,958	0.47%	20,563	0.10%
Savings accounts	78,168	1.76%	63,273	0.73%
Time deposits less than $100,000	100,559	3.45%	30,023	2.17%

Total core deposits	303,228	2.45%	206,101	1.00%

Noncore deposits
Time deposits of $100,000 or more	78,227	4.78%	25,010	2.36%

Total core and noncore deposits	$381,455	2.26%	$231,111	1.24%

Large balance certificates of deposits (balances of $100,000 or more) totaled $97.0 million at June 30, 2006, up from $74.0 million at December 31, 2005. A portion of these large balance time deposits represent deposits placed by the State of California with the Bank. The remainder represent time deposits accepted from customers in our market area. State of California time deposits represent $12.0 million of the increase since year end; time deposits from customers in our market area represent the remaining increase of $11.0 million. There were no broker deposits during or as of any period presented.

The following table presents the maturity of large balance certificates of deposits for the periods indicated.

(in thousands)	June 30, 2006		December 31, 2005
	Amount	Percentage	Amount	Percentage
Three months or less	$54,425	56%	$28,960	39%
Over three months through six months	9,470	10%	19,947	27%
Over six months through one year	23,725	24%	9,358	13%
Over one year	9,374	10%	15,753	21%

Total	$96,993	100%	$74,018	100%

Borrowings

First California Bank is a member of the FHLB. Membership allows us to borrow, approximately $166.1 million at June 30, 2006, to meet funding needs and otherwise assist in the management of liquidity risk. Borrowings with the FHLB are collateralized with our investment in FHLB stock as well as with loans or securities from time to time. At June 30, 2006, our investment in FHLB stock totaled $2.5 million compared with $2.4 million at December 31, 2005. The change in the amount of FHLB coincides with the change in the amount of borrowings.

The following table presents the amounts and weighted average interest rate of FHLB advances.

	Six Months Ended June 30, 2006		Year Ended December 31, 2005
(in thousands)	Federal Home Loan Bank Advances	Weighted average interest rate	Federal Home Loan Bank Advances	Weighted average interest rate

Amount outstanding at end of period	$51,300	4.38%	$36,319	3.70%
Maximum amount outstanding at any month-end during the period	$51,300	4.38%	$47,566	3.39%
Average amount outstanding during the period	$32,276	4.81%	$35,202	3.71%

The following table presents the maturities for FHLB advances at June 30, 2006.

(in thousands)	Amount	Maturity Year	Weighted Average Interest Rate

Overnight advances	$25,000	2006	5.41%
Term advances	8,050	2006	3.70%
Term advances	10,750	2007	4.16%
Term advances	6,000	2008	4.87%
Term advances	1,500	2009	5.16%

	$51,300

Capital resources

The Board of Directors recognizes that a strong capital position is vital to growth, continued profitability, and depositor and investor confidence. The policy of the Board of Directors is to maintain sufficient capital at not less than the well-capitalized thresholds established by banking regulators. We have not paid cash or stock dividends since 2001.

The following tables present the capital amounts and ratios of FCB Bancorp with a comparison to the minimum ratios for the periods indicated.

(in thousands)	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
June 30, 2006
Total capital (to risk weighted assets)	46,389	11.66%	31,827	≥	8.00%
Tier I capital (to risk weighted assets)	41,905	10.53%	15,918	≥	4.00%
Tier I capital (to average assets)	41,905	8.56%	14,686	≥	3.00%

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
December 31, 2005
Total capital (to risk weighted assets)	44,545	11.74%	30,352	≥	8.00%
Tier I capital (to risk weighted assets)	40,239	10.60%	15,181	≥	4.00%
Tier I capital (to average assets)	40,239	8.69%	13,889	≥	3.00%

The following tables present the capital amounts and ratios of First California Bank with a comparison to the minimum ratios for the periods indicated.

(in thousands)	Actual		For Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio
June 30, 2006
Total capital (to risk weighted assets)	45,799	11.51%	31,832	≥	8.00%	39,791	≥	10.00%
Tier I capital (to risk weighted assets)	41,315	10.38%	15,921	≥	4.00%	23,882	≥	6.00%
Tier I capital (to average assets)	41,315	8.92%	18,527	≥	4.00%	23,159	≥	5.00%

	Actual		For Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2005
Total capital (to risk weighted assets)	43,900	11.62%	30,224	≥	8.00%	37,780	≥	10.00%
Tier I capital (to risk weighted assets)	39,595	10.48%	15,113	≥	4.00%	22,669	≥	6.00%
Tier I capital (to average assets)	39,595	8.88%	17,836	≥	4.00%	22,294	≥	5.00%

Dividends declared by the Bank to FCB in any calendar year may not, without the approval of state banking regulators, exceed the lesser of the Bank’s retained earnings or the sum of net income for the three previous years less dividend paid. At June 30, 2006, the Bank had approximately $2.7 million available for dividends under these restrictions.

Commitments, Contingent Liabilities, Contractual Obligations and Off-Balance Sheet Arrangements

In the normal course of business, we make commitments to extend credit or issues letters of credit to customers. These commitments generally are not recognized in the balance sheet. These commitments do involve, to varying degrees, elements of credit risk; however, we use the same credit policies and procedures as we do for on-balance sheet credit facilities. Commitments to extend credit totaled $72.5 million at June 30, 2006, compared with $79.1 million at December 31, 2005. Commercial and standby letters of credit were $471,000 and $427,000 at June 30, 2006 and December 31, 2005, respectively.

The following is a schedule of our current contractual obligations by maturity and/or payment due date.

	June 30, 2006
(in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Greater Than Five Years	Total

FHLB overnight advances	$25,000	$—	$—	$—	$25,000
FHLB term advances	14,100	12,200	—	—	26,300
Salary continuation benefits	—	—	—	361	361
Director post-service award	—	92	—	—	92
Junior subordinated debentures	—	—	—	10,310	10,310
Operating lease obligations	740	1,456	1,152	3,022	6,370

Total	$39,840	$13,748	$1,152	$13,693	$68,433

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

We focus on the net re-pricing imbalances in the cumulative 1 year gap and the Board has established a policy of plus or minus 15 percent. The Board also has established a policy of plus or minus 30 percent for the cumulative 5 year gap. No policies have been established for the cumulative 3 month gap or the gap beyond 5 years. The 1 year gap ratio and the 5 year gap ratio are within policy at June 30, 2006.

The following table presents earning assets and interest bearing funds by re-pricing intervals:

	June 30, 2006 By repricing interval
(in thousands)	0-3 Months	4 - 12 Months	1-5 Years	> 5 Years	Total
Loans	$197,919	$42,956	$123,937	$10,528	$375,340
Securities	6,154	11,630	27,988	20,014	65,786
Federal funds sold	8,900	—			8,900

Total earning assets	212,973	54,586	151,925	30,542	450,026

Deposits	119,571	122,193	38,777	—	280,542
Junior subordinated debentures			—	10,310	10,310
Borrowings	30,300	8,800	12,200	—	51,300

Total deposits and borrowings	149,871	130,993	50,977	10,310	342,152

Interest rate sensitivity gap	$63,102	$(76,407)	$100,947	$20,232	$107,874

Cumulative gap	$63,102	$(13,306)	$87,642	$107,874

Cumulative gap as a percentage of earning assets	14.02%	-2.96%	19.47%	23.97%

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Controls: There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk factors

There have been no material changes to FCB Bancorp’s risk factors previously disclosed under the caption “Risk Factors” on page 16 of FCB Bancorp’s Form 10-K filed with the SEC on March 30, 2006, covering the fiscal year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders:

None

Item 5.	Other information

None

Item 6.	Exhibits

Exhibit Index:

2.1	Agreement and Plan of Merger, dated as of June 15, 2006, among National Mercantile Bancorp, FCB Bancorp and First California Financial Group, Inc. (Incorporated by reference to the Current Report on Form 8-K filed by FCB Bancorp on June 21, 2006)

10.1	Salary Continuation Agreement, dated May 11, 2006, with Romolo Santarosa (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed by FCB Bancorp)

10.2	Split Dollar Agreement, dated May 11, 2006, with Romolo Santarosa (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed by FCB Bancorp)

10.3	409A Amendment to the First California Bank Salary Continuation Agreement for Chong Guk Kim (Incorporated by reference to the Current Report on Form 8-K filed by FCB Bancorp on June 7, 2006)

10.4	409A Amendment to the First California Bank Salary Continuation Agreement for Thomas E. Anthony (Incorporated by reference to the Current Report on Form 8-K filed by FCB Bancorp on June 7, 2006)

10.5	Form of Voting Agreement, dated as of June 15, 2006, between FCB Bancorp and certain shareholders of National Mercantile Bancorp (Incorporated by reference to the Current Report on Form 8-K filed by FCB Bancorp on June 21, 2006)

10.6	Employment Agreement, dated as of June 15, 2006, between C. G. Kum and First California Financial Group, Inc. (Incorporated by reference to the Current Report on Form 8-K filed by FCB Bancorp on June 21, 2006)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

FCB BANCORP

/s/ C. G. Kum	August 14, 2006
C. G. Kum
President and Chief Executive Officer

/s/ Romolo Santarosa	August 14, 2006
Romolo Santarosa
Executive Vice President and Chief Financial Officer