Form 10-Q
period 2006-09-30
FCB Bancorp
filed 2006-11-14
CIK 1331825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No.: 333-126401

FCB BANCORP

(Exact Name of Registrant as Specified in its Charter)

California	20-3074387
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Paseo Camarillo Camarillo, California	93010
(Address of principal executive offices)	(Zip Code)

(805) 484-0534

(Registrant’s telephone number, including area code)

Not Applicable

(Former name or former address, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

Common Stock — As of November 1, 2006 there were 3,277,807 shares of the issuer’s common stock outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL INFORMATION

FCB BANCORP and subsidiaries

Consolidated balance sheets

	September 30, 2006	December 31, 2005
(in thousands, except share data)
Cash and due from banks	$11,754	$14,435
Federal funds sold	—	306
Securities available-for-sale	65,709	73,419
Loans, net	350,908	338,778
Loans held for sale	29,675	—
Premises and equipment, net	10,239	10,315
Goodwill and other intangibles	17,393	16,951
Federal Home Loan Bank stock	2,572	2,395
Cash surrender value of life insurance	10,424	5,171
Accrued interest receivable and other assets	3,877	5,341

Total assets	$502,551	$467,111

Checking	$100,542	$112,596
Interest checking	19,043	23,691
Savings	82,641	79,273
Certificates of deposit, under $100,000	88,784	82,770
Certificates of deposit, $100,000 and over	99,523	74,018

Total deposits	390,533	372,348
Federal Home Loan Bank advances	50,111	36,319
Junior subordinated debentures	10,310	10,310
Accrued interest payable and other liabilities	2,138	2,355

Total liabilities	453,092	421,332

Common stock, no par value, 10,000,000 authorized; shares issued and outstanding: 3,277,807 at September 30, 2006 and December 31, 2005	32,732	32,666
Retained earnings	17,448	14,063
Accumulated other comprehensive loss	(721)	(950)

Total shareholders’ equity	49,459	45,779

Total liabilities and shareholders’ equity	$502,551	$467,111

See accompanying notes.

FCB BANCORP and subsidiaries

Consolidated statements of operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
(in thousands, except per share data)
Interest and fees on loans	$7,981	$3,804	$22,132	$10,128
Taxable interest on securities	536	547	1,707	1,716
Nontaxable interest on securities	123	86	313	234
Interest on federal funds sold	8	9	170	77

Total interest income	8,648	4,446	24,322	12,155

Interest on deposits	2,614	600	6,887	1,456
Interest on borrowings	739	279	1,654	670

Total interest expense	3,353	879	8,541	2,126

Net interest income	5,295	3,567	15,781	10,029
Provision (credit) for loan losses	(450)	122	(297)	366

Net interest income after provision (credit) for loan losses	5,745	3,445	16,078	9,663

Service charges on deposit accounts	281	290	791	839
Earnings on cash surrender value of life insurance	112	57	319	168
Commissions on brokered loans	16	49	63	139
Net gain on sales of loans	73	20	106	98
Net servicing fees	16	15	41	36
Net gain (loss) on sales of securities	—	—	(20)	2
Other income	135	77	387	169

Total noninterest income	633	508	1,687	1,451

Salaries and employee benefits	2,361	1,521	6,919	4,541
Premises and equipment	668	445	1,927	1,220
Data processing	198	145	568	418
Legal, audit, and other professional services	355	116	755	377
Printing, stationary, and supplies	70	39	214	133
Telephone	66	39	206	111
Directors’ fees	33	33	99	99
Advertising and marketing	223	79	556	288
Postage	34	20	83	48
Other expenses	336	290	1,064	708

Total noninterest expense	4,344	2,727	12,391	7,943

Income before provision for income taxes	2,034	1,226	5,374	3,171
Provision for income taxes	732	464	1,989	1,203

Net income	$1,302	$762	$3,385	$1,968

Earnings per share
Basic	$0.40	$0.35	$1.03	$0.91
Diluted	$0.39	$0.35	$1.03	$0.90

See accompanying notes.

FCB BANCORP and subsidiaries

Consolidated statements of comprehensive income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Unrealized holding gains (losses) on securities available-for-sale arising during the period	$1,164	$(286)	$369	$(431)
Reclassification adjustments for (gains) losses included in net income	—	—	20	(2)

Other comprehensive income (loss), before taxes	1,164	(286)	389	(433)
Income tax (expense) benefit related to items of other comprehensive income	(478)	115	(160)	175

Other comprehensive income (loss), net of tax	686	(171)	229	(258)
Net income	1,302	762	3,385	1,968

Comprehensive income	$1,988	$591	$3,614	$1,710

Consolidated statements of changes in shareholders’ equity

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Common stock
Common stock, beginning of period	$32,707	$11,965	$32,666	$11,965
Share-based compensation	25	—	66	—

Common stock, end of period	$32,732	$11,965	$32,732	$11,965

Retained earnings
Net income	$1,302	$762	$3,385	$1,968
Retained earnings, beginning of period	16,146	12,045	14,063	10,839

Retained earnings, end of period	$17,448	$12,807	$17,448	$12,807

Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss)	$686	$(171)	$229	$(258)
Accumulated other comprehensive income (loss), beginning of period	(1,407)	(346)	(950)	(259)

Accumulated other comprehensive income (loss), end of period	$(721)	$(517)	$(721)	$(517)

See accompanying notes.

FCB BANCORP and subsidiaries

Consolidated statements of cash flows

	Nine Months Ended September 30,
(in thousands)	2006	2005
Net income	$3,385	$1,968
Adjustments to reconcile net income to net cash from operating activities:
Realized net gains on sale of securities and loans	(86)	(100)
Net amortization of premiums and discounts on securities available-for-sale	51	280
Federal Home Loan Bank stock dividends	(88)	(43)
Provision (credit) for loan losses	(297)	366
Share-based compensation	66	—
Origination of loans held for sale	(29,675)	—
Deferred income taxes	953	183
Depreciation and amortization	538	376
Net appreciation in cash surrender value of life insurance	(319)	(168)
Change in accrued interest receivable and other assets	(91)	(291)
Change in accrued interest payable and other liabilities	(151)	1,185

Net cash (used for) from operating activities	(25,714)	3,756

Net change in federal funds sold	306	3,200
Proceeds from maturities, calls, and paydowns of securities available-for-sale	13,194	12,112
Proceeds from sales of securities available-for-sale	2,998	774
Purchases of securities available-for-sale	(8,164)	(6,516)
Purchases of Federal Home Loan Bank stock	(89)	(337)
Net increase in loans	(18,555)	(23,922)
Net decrease from sale of loans	6,828	—
Cash paid, net of cash received for net assets of bank subsidiary	—	(29,585)
Purchases of premises and equipment	(462)	(1,666)
Purchases of life insurance	(4,934)	—

Net cash used for investing activities	(8,878)	(45,940)

Net increase in deposits	18,185	6,252
Net change in FHLB overnight advances	14,981	24,516
Proceeds from FHLB term advances	10,000	5,000
Payments on FHLB term advances	(11,189)	(14,800)
Share-based compensation	(66)	—
Proceeds from issuance of junior subordinated debentures	—	10,310
Proceeds from issuance of common stock	—	20,701

Net cash from financing activities	31,911	51,979

Change in cash and due from banks	$(2,681)	$9,795
Cash and due from banks, beginning of period	14,435	7,194

Cash and due from banks, end of period	$11,754	$16,989

Supplemental cash flow information:
Cash paid for interest	$2,403	$1,965
Cash paid for income taxes	$1,316	$1,037
Supplemental disclosure of noncash investing activities
Change in fair value of securities available-for-sale, net of taxes	$229	$(258)
Non-cash increase of goodwill	$494	$16,341

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

The accompanying unaudited consolidated financial statements for FCB Bancorp and subsidiaries include the parent company, FCB Bancorp (“FCB”), and its wholly-owned subsidiaries, First California Bank (“the Bank”), and SC Financial (all collectively referred to as the “Company”). SC Financial is an inactive subsidiary and FCB Statutory Trust I, an unconsolidated wholly-owned subsidiary, is a special purpose entity formed to issue trust preferred securities and related junior subordinated debentures. First California Bank is a commercial bank doing business primarily in Ventura, Orange and Los Angeles Counties, California.

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

NOTE 2 — STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004) “Share-Based Payments” addresses the accounting for transactions in which an entity exchanges its equity instruments for goods and services. We adopted this standard on January 1, 2006.

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

Our shareholder approved stock option plan permits the grant of up to 200,000 shares of common stock to directors, officers and key employees of FCB or the Bank. Option awards are granted with an exercise price equal to the market price of our stock at the grant date. Option awards vest based on 3 to 5 years of continuous service and have contractual terms from 6 to 8 years.

No options vested during the nine months ended September 30, 2006. The following table is a summary of our options activity:

Options	Shares	Weighted average exercise price
Balance, beginning of year	119,500	$17.64
Issued	40,600	21.00
Exercised	—	—
Cancelled, forfeited, expired	(3,400)	20.81

Balance, end of period	156,700	$18.51

The weighted average grant date fair value of options outstanding was $3.70 at December 31, 2005 and $3.89 at September 30, 2006. The intrinsic value was $544,000 at September 30, 2006. Compensation cost for the three and nine months ended September 30, 2006 was $25,000 and $66,000, respectively. Unrecognized compensation cost at September 30, 2006 was $312,000 and the weighted average period of unamortized cost recognition was 3.40 years.

The weighted average grant date fair value of options outstanding was $3.70 at December 31, 2005 and $3.89 at September 30, 2006. The intrinsic value was $544,000 at September 30, 2006. Compensation cost for the three and nine months ended September 30, 2006 was $25,000 and $66,000, respectively. Unrecognized compensation cost at September 30, 2006 was $312,000 and the weighted average period of unamortized cost recognition was 3.40 years.

The stock-based compensation expense determined under the fair value-based method for the three and nine months ended September 30, 2005, disclosed but not recognized, was $7,000 and $65,000, respectively, net of related tax effects. Earnings per share for the three and nine months ended September 30, 2005 would not have changed had we recognized compensation expense under the fair value-based method.

NOTE 3 – SECURITIES

The amortized cost and estimated fair values of securities available-for-sale are summarized as follows:

	September 30, 2006
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$2,502	$—	$(39)	$2,463
U.S. government agency notes	8,966	4	(85)	8,885
U.S. government agency mortgage-backed securities	38,322	4	(1,233)	37,093
Collateralized mortgage obligations	4,032	—	(70)	3,962
Municipal securities	13,113	221	(28)	13,306

Securities available-for-sale	$66,935	$229	$(1,455)	$65,709

	December 31, 2005
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$6,976	$—	$(33)	$6,943
U.S. government agency notes	10,376	—	(156)	10,220
U.S. government agency mortgage-backed securities	45,089	1	(1,274)	43,816
Collateralized mortgage obligations	3,414	1	(89)	3,326
Municipal securities	9,179	36	(101)	9,114

Securities available-for-sale	$75,034	$38	$(1,653)	$73,419

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consist of the following:

(in thousands)	At September 30, 2006	At December 31, 2005
Commercial mortgage	$181,629	$192,263
Multifamily mortgage	19,369	31,708
Construction	37,161	28,157
Commercial loans and lines	57,007	64,271
Home equity loans and lines	9,605	8,689
Home mortgage	47,626	13,443
Installment & credit card	2,203	4,352

Total loans	354,600	342,883
Allowance for loan losses	(3,692)	(4,105)

Loans, net	$350,908	$338,778

Loans held for sale	$29,675	$—

At September 30, 2006, loans held for sale were $29.7 million and consist of commercial and multifamily mortgages originated for sale into the secondary market as well as SBA 7(a) loans, the government guaranteed portion of which will be sold into the secondary market. Loans held for sale are carried at the lower of aggregate cost or market value. Loan sale gains or losses are recorded in noninterest income based on the difference between loan sale proceeds and carrying value.

As of September 30, 2006, loans with a carrying value of $324.7 million were included as blanket pledges of security for FHLB advances. Most of the Company’s lending activity is with customers located in Ventura, Orange and Los Angeles Counties. The Company has no significant credit exposure to any individual customer; however, the economic condition in Southern California could adversely affect customers. A significant portion of our loans are collateralized by real estate. Changes in the economic condition in Southern California could adversely affect the value of real estate.

Changes in the allowance for loan losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2006	2005	2006	2005
Beginning balance	$4,209	$2,593	$4,105	$2,346
Balance acquired in purchase	—	$1,184	—	$1,184
Provision (credit) for loan losses	(450)	122	(297)	366
Loans charged-off	(25)	—	(37)	(73)
Transfer to undisbursed commitment	(50)	—	(125)	—
Recoveries on loans charged-off	8	96	46	172

Ending balance	$3,692	$3,995	$3,692	$3,995

Allowance to loans			1.04%	1.22%
Accruing loans past due 90 days or more			$312	$—
Nonaccrual loans			$—	$—

There were no nonaccrual loans at September 30, 2006 or December 31, 2005.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill relates to the acquisition of South Coast Bancorp on September 30, 2005. At September 30, 2006 and December 31, 2005, goodwill was $16.8 million and $16.3 million, respectively. The change in goodwill represents the finalization of estimated tax effects. No impairment loss was recognized for the periods ended September 30, 2006 and December 31, 2005.

Core deposit intangible, net of accumulated amortization, was $558,000 at September 30, 2006 and $610,000 at December 31, 2005. Amortization expense for the three and nine months ended September 30, 2006 was $18,000 and $35,000 respectively.

NOTE 6– EARNINGS PER SHARE

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
(in thousands, except per share data)	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic
Income available to common shareholders	$1,302	$1,302	$762	$762	$3,385	$3,385	$1,968	$1,968

Weighted average basic common shares outstanding	3,278	3,278	2,175	2,175	3,278	3,278	2,167	2,163
Net effect of dilutive options	27	—	15	—	21	—	22	—

Weighted average diluted common shares outstanding	3,305	3,278	2,190	2,175	3,299	3,278	2,189	2,167

Earnings per share	$0.39	$0.40	$0.35	$0.35	$1.03	$1.03	$0.90	$0.91

NOTE 7–RECENTLY ISSUED ACCOUNTING STANDARDS

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” which amends SFAS No. 140. SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective for fiscal years beginning after September 15, 2006. Management does not expect the adoption of SFAS 156 to have a material impact on the consolidated financial statements.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements.” SAB 108 provides guidance on quantifying prior year reversals or carryovers of financial statement misstatements. Management does not expect the adoption of SAB 108 to have a material impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Management does not expect the adoption of SFAS 157 to have a material impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires employers to recognize the funded status of defined benefit postretirement plans as an net asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. SFAS 158 also requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. Management does not expect SFAS No.158 to have a material impact on the consolidated financial statements.

NOTE 8 – AGREEMENT AND PLAN OF MERGER

On June 15, 2006, we entered into an Agreement and Plan of Merger with National Mercantile Bancorp, the parent company of Mercantile National Bank, and First California Financial Group, or FCFG. Subject to the satisfaction or waiver of the conditions contained in that merger agreement, National Mercantile will merge into FCFG, its newly formed Delaware subsidiary, followed immediately by a merger of equals whereby we will merge with FCFG. FCFG will be the surviving entity. Pursuant to the mergers, FCB Bancorp shareholders will receive 1.7904 shares of First California common stock for each of their shares of FCB Bancorp common stock.

On a pro forma basis, giving effect to the merger, at September 30, 2006, the combined company would have consolidated assets of approximately $1 billion, with twelve full service offices and four loan production offices in Los Angeles, Orange and Ventura counties. The leadership team for the new combined company, to be called First California Financial Group, Inc. will be as follows:

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

Scott Montgomery, National Mercantile’s President and Chief Executive Officer will retire after assisting in the transition. The merger, expected to close in the first quarter of 2007, is subject to customary regulatory approvals and approval by the shareholders of both companies.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is designed to provide a better understanding of significant trends related to the consolidated results of operations and financial condition of FCB Bancorp and its wholly-owned subsidiaries. This discussion and information is derived from our unaudited consolidated financial statements and related notes for the three and nine months ended September 30, 2006 and 2005 and our audited consolidated financial statements and related notes for the three years ended December 31, 2005. You should read this discussion in conjunction with those consolidated financial statements.

This discussion contains certain forward-looking information about us, which statements are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking statements. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond our control. We caution readers that a number of important factors could cause actual results to differ materially from those expressed in, implied or projected by, such forward-looking statements. Risks and uncertainties include, but are not limited to:

•	revenues are lower than expected;

•	credit quality deterioration which could cause an increase in the provision for credit losses;

•	competitive pressure among depository institutions increases significantly;

•	our ability to complete planned acquisitions, to successfully integrate acquired entities, or to achieve expected synergies and operating efficiencies within expected time-frames or at all;

•	the integration of acquired businesses costs more, takes longer or is less successful than expected;

•	the cost of additional capital is more than expected;

•	a change in the interest rate environment reduces interest margins;

•	asset/liability re-pricing risks and liquidity risks;

•	general economic conditions, either nationally or in the market areas in which we do or anticipate doing business, are less favorable than expected;

•	the economic and regulatory effects of the continuing war on terrorism and other events of war, including the war in Iraq;

•	legislative or regulatory requirements or changes adversely affecting our business;

•	changes in the securities markets; and

•	regulatory approvals for announced or future acquisitions cannot be obtained on the terms expected or on the anticipated schedule.

•	relative cost savings cannot be realized or realized within the expected time frame

•	FCFG’s ability to integrate the operation of National Mercantile and FCB Bancorp and to achieve expected synergies, operating efficiencies or other benefits within expected time-frames or at all, or within expected cost projections

•	the possibility that personnel changes will not proceed as planned.

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

Allowance for loan losses

An estimate of probable losses incurred in the loan portfolio is necessary in determining the amount of the allowance for loan losses which is presented as a reduction of our loan balances. The provision, or credit, for loan losses, charged, or credited to operations, is the amount that is necessary to establish the allowance. The information used by us to make this estimate is described later in this section and in the notes to the audited consolidated financial statements. The allowance for loan losses was $3,692,000 at September 30, 2006 and was $4,105,000 at December 31, 2005.

Income taxes

An estimate of probable income tax benefits that will not be realized in future years is required in determining the necessity for a valuation allowance for deferred tax assets. The information used by us to make this estimate is described later in this section and in the notes to the audited consolidated financial statements. There were no net deferred tax assets at September 30, 2006. Net deferred tax assets were $730,000 at December 31, 2005; there was no valuation allowance at either period end.

Goodwill

An estimate of probable impairment loss is required in determining the carrying value of goodwill. An impairment loss is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The information used by us to make this estimate is described later in this section and in the notes to the audited consolidated financial statements. Goodwill was $16.8 million at September 30, 2006 and $16.3 million December 31, 2005; there was no impairment loss at either period end.

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

In connection with this acquisition, FCB Bancorp issued 1,115,000 shares of common stock to accredited investors at $19.75 per share on September 30, 2005. Net proceeds from this offering were $20.7 million. In addition, FCB Bancorp issued $10.3 million of junior subordinated debentures (commonly referred to as trust preferred securities) on September 30, 2005 through an unconsolidated, wholly-owned subsidiary, FCB Statutory Trust I. Substantially all the proceeds from these offerings were used to fund the acquisition.

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

Results of Operations — for the three and nine months ended September 30, 2006 and 2005

Net income for the third quarter of 2006 was $1.3 million, a 71 percent increase from the same period a year ago. Net income for the first nine months of 2006 increased 72 percent to $3.4 million from $2.0 million last year. The change in interim results is due primarily to the acquisition completed at the end of the third quarter of 2005.

The following table presents a summary of net income and per share data.

(in thousands, except per share)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$1,302	$762	$3,385	$1,968
Basic earnings per share	$0.40	$0.35	$1.03	$0.91
Diluted earnings per share	$0.39	$0.35	$1.03	$0.90
Basic weighted average shares	3,278	2,175	3,278	2,167
Diluted weighted average shares	3,305	2,190	3,299	2,189

Diluted earnings per share for the third quarter of 2006 increased 11 percent to $0.39 from $0.35 for the same period last year. Diluted earnings per share for the first nine months of 2006 were $1.03, up 14 percent from $0.90 last year. The earnings per share data for 2006 reflect the increase in outstanding weighted average shares that resulted from the issuance of 1,115,000 shares of common stock at the end of the third quarter of 2005. At September 30, 2006 and 2005, there were a total of 3,227,807 shares of our common stock outstanding.

Net interest income

Net interest income for the third quarter of 2006 was $5.3 million, an increase of 48 percent from $3.6 million posted in third quarter of last year. Net interest income for the first nine months of 2006 was $15.8 million, up 57 percent from the same period in 2005. The increase in our net interest income reflects the higher level of earning assets due to the acquisition. Average earning assets increased 62 percent to $449.7 million for the third quarter of 2006 from $278.5 million for the third quarter of 2005. For the first nine months of the year, average earning assets increased 60 percent to $432.7 million from $270.8 million.

The net interest margin on a tax equivalent basis for the third quarter of 2006 was 4.73% compared with 5.13% for the same quarter a year ago. The net interest margin on a tax equivalent basis for the first nine months of 2006 was 4.93% compared with 4.95% during the same period in 2005. The decrease in our net interest margin reflects the higher proportion of interest bearing funds to interest earning assets as well as an increase in rates paid for these funds. Average interest bearing funds for the third quarter of 2006 and 2005 represented 77 and 64 percent of earning assets, respectively. Average interest bearing funds for the first nine months of 2006 and 2005 represented 76 and 64 percent of earning assets, respectively. The average rate paid for interest bearing funds increased to 3.84% for the third quarter of 2006 from 1.97% for the same quarter last year. The average rate paid for interest bearing funds for the first nine months of 2006 increased to 3.45% from 1.64% for the same period in 2005.

Average loans were $381.6 million for the third quarter of 2006 and represented 85 percent of average earning assets, compared with $204.0 million and 73 percent for the same quarter a year ago. Average loans for the nine months ended September 30, 2006 were $358.6 million and represented 83 percent of average earning assets, compared with $191.6 million and 71 percent for the year ago period. The increase in average loans reflects the 2005 acquisition, the expansion of our branch network and the success of our business strategy.

Average securities were $67.5 million for the third quarter of 2006 and represented 15 percent of average earning assets, compared with $73.4 million and 26 percent for the same quarter a year ago. For the first nine months of 2006, average securities were $69.2 million, or 16 percent of average earning assets, compared with $75.6 million, or 28 percent of average earning assets for the same period a year ago.

Average deposits for the third quarter of 2006 were $392.4 million and represented 87 percent of average earning assets, compared with $239.4 million and 84 percent of average earning assets for the same quarter last year. Average deposits for the first nine months of 2006 were $385.1 million and represented 89 percent of average earning assets, compared with $233.9 million and 86 percent for the year ago period. The increase in deposits reflects the 2005 acquisition, the expansion of our branch network and the success of our business strategy. We do not accept broker certificates of deposits.

Average borrowed funds for the third quarter of 2006 were $57.3 million compared with $35.1 million for the same quarter last year. For the first nine months of 2006, average borrowed funds were $47.6 million, compared with $33.1 million for the same period a year ago. The increase in borrowings reflects the issuance of $10.3 million of junior subordinated debentures at the end of the 2005 third quarter and higher levels of advances from the FHLB in support of earning asset growth.

The following table presents average balances and interest income or interest expense, with resulting average yield or rates on a tax equivalent basis, by earning asset or interest bearing liability category.

	Three months ended September 30,
	2006			2005
(in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Commercial	$106,465	$2,544	9.48%	$91,089	$1,859	8.10%
Real estate	267,664	5,284	7.83%	105,122	1,810	6.83%
Consumer	7,477	153	8.11%	7,821	135	6.86%

Total loans	381,606	7,981	8.30%	204,032	3,804	7.40%

Taxable	54,830	536	3.91%	64,443	547	3.40%
Nontaxable	12,705	123	5.83%	8,968	86	5.78%

Total securities	67,535	659	4.25%	73,411	633	3.69%

Federal funds sold	533	8	5.06%	985	9	3.46%
Deposits with banks	41	—	3.36%	27	—	1.86%

Total earning assets	449,715	8,648	7.69%	278,455	4,446	6.40%

Non-earning assets	50,794			22,102

Total assets	$500,509			$300,557

Interest bearing demand deposits	$17,548	$17	0.37%	$19,333	$5	0.10%
Savings	88,967	531	2.37%	64,197	160	0.99%
Certificates of deposit	182,381	2,066	4.49%	58,572	435	2.95%

Total interest bearing deposits	288,896	2,614	3.59%	142,102	600	1.67%

Federal funds purchased	719	5	2.97%	308	—	0.11%
FHLB advances	46,308	580	4.97%	34,842	279	3.18%
Junior subordinated debentures	10,310	154	6.15%	—	—

Total borrowed funds	57,337	739	5.11%	35,150	279	3.15%

Total interest bearing funds	346,233	3,353	3.84%	177,252	879	1.97%

Noninterest bearing demand deposits	103,480			97,332
Other liabilities	2,140			1,508
Shareholders’ equity	48,656			24,465

Total liabilities and shareholder’s equity	$500,509			$300,557

Net interest income		$5,295			$3,567
Net interest margin (tax equivalent)			4.73%			5.13%

	Nine months ended September 30,
	2006			2005
(in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Commercial	$105,985	$7,267	9.17%	$84,006	$4,837	7.70%
Real estate	244,431	14,405	9.17%	100,470	4,935	7.70%
Consumer	8,206	460	7.50%	7,107	356	6.69%

Total loans	358,622	22,132	8.25%	191,583	10,128	7.07%

Taxable	58,352	1,707	3.90%	67,563	1,716	3.39%
Nontaxable	10,832	313	5.85%	8,042	234	5.89%

Total securities	69,184	2,020	4.22%	75,605	1,950	3.65%

Federal funds sold	4,796	169	4.70%	3,540	76	2.88%
Deposits with banks	48	1	3.06%	78	1	0.91%

Total earning assets	432,650	24,322	7.57%	270,806	12,155	6.06%

Non-earning assets	50,085			21,345

Total assets	$482,735			$292,151

Interest bearing demand deposits	$21,135	$70	0.44%	$20,149	$16	0.10%
Savings	81,807	1,212	1.98%	63,584	389	0.82%
Certificates of deposit	179,997	5,605	4.16%	56,225	1,051	2.50%

Total interest bearing deposits	282,939	6,887	3.25%	139,958	1,456	1.39%

Federal funds purchased	261	12	6.04%	111	3	3.97%
FHLB advances	37,005	1,181	4.27%	33,011	667	2.70%
Junior subordinated debentures	10,310	461	6.15%	—	—

Total borrowed funds	47,576	1,654	4.65%	33,122	670	2.70%

Total interest bearing funds	330,515	8,541	3.45%	173,080	2,126	1.64%

Noninterest bearing demand deposits	102,195			93,958
Other liabilities	1,980			1,294
Shareholders’ equity	48,045			23,820

Total liabilities and shareholder’s equity	$482,735			$292,151

Net interest income		$15,781			$10,029
Net interest margin(tax equivalent)			4.93%			4.95%

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

The following tables present changes in net interest income and expenses.

	Three months ended September 30, 2006 to 2005 due to:
(in thousands)	Rate	Volume	Total
Interest income
Interest on loans	$1,098	$3,079	$4,177
Interest on securities	77	(51)	26
Interest on Federal funds sold	3	(4)	(1)

	1,178	3,024	4.202
Interest expense
Interest bearing demand deposits	12	—	12
Savings	310	62	372
Certificates of deposit	711	920	1,631

Total interest on deposits	1,033	982	2,015

Interest on borrowings	283	176	459

Total interest expense	1,316	1,158	2,474

Net interest income	$(138)	$1,866	$1,728

	Nine months ended September 30, 2006 to 2005 due to:
(in thousands)	Rate	Volume	Total
Interest income
Interest on loans	$3,572	$8,431	$12,003
Interest on securities	236	(166)	70
Interest on Federal funds sold	65	27	92
Interest on deposits with banks	2	—	2

Total interest income	3,875	8,292	12,167

Interest expense
Interest bearing demand deposits	54	1	55
Savings	711	112	823
Certificates of deposit	2,240	2,314	4,553

Total interest on deposits	3,005	2,426	5,431

Interest on borrowings	692	292	984

Total interest expense	3,696	2,719	6,415

Net interest income	$179	$5,573	$5,752

Provision (credit) for loan losses

We have experienced positive asset quality measures – low levels of delinquencies, low levels of nonaccrual loans, and low levels of net charge-offs – for an extended period of time. In light of this, as well as our continued critical evaluation of other relevant data, we reduced the allowance for loan losses with a credit to operations of $450,000 for the third quarter of 2006. For the first nine months of 2006, the credit to operations totaled $297,000.

The provision for loan losses for the third quarter of 2005 was $122,000. For the first nine months of 2005, the provision for loan losses was $366,000.

Noninterest income

Noninterest income for the third quarter of 2006 was $633,000 compared with $508,000 for the same quarter last year.

Service charges, fees and other income for the third quarter of 2006 increased 13 percent to $432,000 from $382,000 for the same quarter of 2005. The increase reflects higher customer activity levels from the prior quarter.

Earnings on cash surrender value of life insurance were $112,000 for the third quarter of 2006 compared with $57,000 for the third quarter of 2005. The increase in earnings reflects the purchase of $4.9 million of life insurance policies in the first quarter of 2006 to support life insurance benefits for several key employees and salary continuation benefits for certain executives.

Gains on loan sales and commissions on brokered loans totaled $89,000 for the third quarter of 2006 compared with $69,000 for the same period a year ago. In the third quarter of 2006, we sold $6.8 million of our Commercial Mortgage Division (CMD) loans for a gain of $73,000. More recently, in the fourth quarter of 2006, we sold $26.4 million of CMD loans for a gain of $480,000. This sale and gain activity will be included in our 2006 fourth quarter results. In addition, we originate SBA 7(a) loans and sell the guaranteed portion of the loan into the secondary market for a gain. There were no SBA loan sales and gains in the third quarter of 2006 compared with gains of $20,000 in the same quarter last year. We also arrange SBA 504 and other loans for customers that are ultimately funded by others and receive commissions for our services. The change in income reflects the change in the number and amount of loans sold or brokered in each period.

The following table presents a summary of noninterest income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Service charges on deposit accounts	$281	$290	$791	$839
Net servicing fees	16	15	41	36
Other income	135	77	387	169
Earnings on cash value of life insurance	112	57	319	168

Service charges, fees and other	544	439	1,538	1,212
Loan commissions and sales	89	69	169	237
Gain (loss) on sales of securities	—	—	(20)	2

Total noninterest income	$633	$508	$1,687	$1,451

Noninterest income for the first nine months of 2006 was $1.7 million compared with $1.5 million for the same period last year.

Service charges, fees and other income for the first nine months of 2006 increased 17 percent to $1.2 million from $1.0 million for the same period of 2005. The increase reflects higher customer activity levels from the prior year.

Earnings on cash surrender value of life insurance were $319,000 for the first nine months of 2006 compared with $168,000 for the same period last year. The increase in earnings reflects the purchase of the life insurance policies in the first quarter of 2006.

Gains on loan sales and commissions on brokered loans totaled $169,000 for the first nine months of 2006 compared with $237,000 for the same period a year ago. CMD and SBA loan sale gains totaled $106,000 for the nine months ended September 31, 2006 compared with SBA loan sale gains of $98,000 for the same period last year. The change in income reflects the change in the number and amount of loans sold or brokered in each period.

Noninterest expense

Noninterest expense for the third quarter of 2006 was $4.3 million, up 59 percent from $2.7 million for the same quarter last year. The efficiency ratio was 72.99 percent for the 2006 quarter compared with 66.93 percent for the same quarter in 2005.

Noninterest expense for the nine months of 2006 was $12.4 million compared with $7.9 million for the same period a year ago. The efficiency ratio for the first nine months of 2006 was 70.56 percent compared with 69.20 percent for the same period last year.

We expanded our business through the acquisition of South Coast Bancorp, increasing personnel, branch and office locations in Orange and Los Angeles counties. We also built a new branch office in Simi Valley which opened in December 2005. In addition, we opened a new loan production office in Sherman Oaks and have since added lending, business development and credit administration personnel.

The following table presents a summary of noninterest expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Salaries and benefits	$2,361	$1,521	$6,919	$4,541
Premises and equipment	668	445	1,927	1,220
Data processing	198	145	568	418
Legal, audit and other professional	355	116	755	377
Printing, stationary and supplies	70	39	214	133
Telephone	66	39	206	111
Directors’ fees	33	33	99	99
Advertising and marketing	223	79	556	288
Postage	34	20	83	48
Other expense	336	290	1,064	708

Total noninterest expenses	$4,344	$2,727	$12,391	$7,943

Efficiency ratio	72.99%	66.93%	70.56%	69.20%

The efficiency ratio is computed by dividing noninterest expense – before the amortization of intangible assets – by the sum of net interest income and noninterest income – before realized gains and losses on sale of securities. The ratio is a measurement of the amount of revenue that is utilized to meet overhead expenses.

Income taxes

The provision for income taxes was $2.0 million for the first nine months of 2006 compared with $1.2 million for the same period of 2005. The effective tax rate for 2006 was 37.0 percent compared with 37.9 percent for the same period a year ago. The effective tax rate was less than the combined statutory tax rate of 41.2 percent as a result of excluding from taxable income interest on municipal securities, earnings on the cash surrender value of life insurance and enterprise zone net interest deduction.

Financial Position — September 30, 2006 compared with December 31, 2005

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

Construction loans provide developers or owners with funds to build or improve properties that will ultimately be occupied, sold or leased. Construction loans are generally considered to involve a higher degree of risk than other loan categories because they rely upon the developer’s or owner’s ability to complete the project within specified cost and time limits. Cost overruns can cause the project cost to exceed the project sales price or exceed the amount of the committed permanent funding. Construction projects also can be delayed for a number of reasons such as poor weather, material or labor shortages, labor difficulties, or substandard work that must be redone to pass inspection.

Commercial loans rely upon the cash flow originating from the underlying business activity of the enterprise. The manufacture, distribution or sale of goods or sale of services are not only affected by general economic conditions but also by the ability of the enterprise’s management to adjust to local supply and demand conditions, maintain good labor, vendor and customer relationships, as well as market, price and sale of their goods or services for a profit. Customer demand for goods and services of the enterprise may change because of competition or obsolescence.

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

Loans

Total loans, excluding loans held for sale, increased 3 percent to $354.6 million at September 30, 2006 from $342.9 million at December 31, 2005. Purchases of adjustable rate home mortgage loans account for most of the increase. The decline in the other categories reflect a slowing in business activity, borrower pre-payments and our decision to de-emphasize CFM activity.

Loans held for sale comprise multifamily and commercial loans originated by our new Commercial Mortgage Division as well as loans originated by our SBA department. Loans held for sale increased to $29.7 million at September 30, 2006 from $11.6 million at June 30, 2006. There were no loans held for sale at March 31, 2006 or December 31, 2005. In the third quarter of 2006, we sold $6.8 million of CMD loans for a gain of $73,000. More recently in the fourth quarter of 2006, we sold $26.4 million of CMD loans for a gain of $480,000. This sale and gain activity will be included in our 2006 fourth quarter results. We expect to continue to originate commercial and multifamily property mortgages for sale into the secondary market. In addition, we originate SBA 7(a) loans and sell the guaranteed portion of the loan into the secondary market for a gain.

The following table presents the portfolio of loans.

(in thousands)	At September 30, 2006	At December 31, 2005
Commercial mortgage	$181,629	$192,263
Multifamily mortgage	19,369	31,708
Construction	37,161	28,157
Commercial loans and lines	57,007	64,271
Home equity loans and lines	9,605	8,689
Home mortgage	47,626	13,443
Installment & credit card	2,203	4,352

Total loans	354,600	342,883
Allowance for loan losses	(3,692)	(4,105)

Loans, net	$350,908	$338,778

Loans held for sale	$29,675	$—

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

Commercial mortgage loans, the largest segment of our portfolio, were 51 percent of total loans at September 30, 2006, down from 56 percent at December 31, 2005. Commercial mortgage loans are collateralized by many different commercial property types. Our top three categories have been office, industrial, and retail, representing approximately 80 percent of commercial mortgage loans. In addition, most of our commercial property lending is in Ventura, Orange and Los Angeles counties.

Commercial mortgage loans are underwritten with a maximum loan-to-value of 80 percent and a minimum debt service coverage ratio of 1.15. These criteria may become more stringent depending on the type of property. We focus on cash flow; consequently, regardless of the value of the collateral, the commercial real estate project must provide sufficient cash flow, or alternatively the principals must supplement the project with other cash flow, to service the debt. We generally require the principals to guarantee the loan. We also “stress-test” commercial mortgage loans to determine the potential affect changes in interest rates, vacancy rates, and lease or rent rates would have on the cash flow of the project. Additionally, at least on an annual basis, we require updates on the cash flow of the project and, where practicable, we visit the properties.

Multifamily residential mortgage loans were 5 percent of total loans at September 30, 2006 compared with 9 percent at December 31, 2005. Multifamily mortgage loans are collateralized by apartments mostly located in our tri-county market area. Multifamily mortgage loans are underwritten in a fashion similar to commercial mortgage loans described above.

Commercial loans represent the next largest category of loans and were 16 percent of total loans at September 30, 2006 compared with 19 percent at December 31, 2005. Commercial loans are made for the purpose of providing working capital, equipment purchases and business expansion. Commercial loans may be unsecured or secured by assets such as equipment, inventory, accounts receivables, and real property. Personal guarantees of the business owner may also be present. Additionally, these loans may also have partial guarantees from the U.S. Small Business Administration (“SBA”) or other federal or state agencies. The commercial loan portfolio is made up of broadly diversified business sectors with the largest sectors in real estate/construction, finance and insurance, healthcare, manufacturing and professional services.

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

We also have a portfolio of higher-yielding, asset-based loans that involves us purchasing customer invoices on a recourse basis. This product is called “Cash Flow Maximizer” (“CFM”). Using software, technical and marketing support provided by a third-party vendor, we are able to purchase customer invoices, with full recourse, at a discount and pay the customer 98.5 to 95.0 percent of the face value of the invoice. The amount is repaid, generally in 30 to 45 days, by the merchant remitting payment of the invoice directly to us. The discount is recognized in income at the time of purchase. We further reduce the purchase amount to the customer by an average of 10 percent of the face value of the invoice; setting aside this reserve amount in a restricted interest-bearing savings account held by us to cover any losses on any purchase. Additionally, as part of our normal analysis of the adequacy of our allowance for loan losses, we allocate approximately one percent to outstanding CFM balances. As of September 30, 2006 , there were 19 active accounts with outstanding balances of $6.5 million. At December 31, 2005, there were 20 active accounts with outstanding balances of $8.7 million. The decline reflects our decision to de-emphasize this activity. CFM is included in the commercial loan category in the loan distribution table.

Construction loans represent 10 percent of total loans at September 30, 2006 compared with 8 percent at December 31, 2005. Construction loans represent single-family and commercial building projects and are approximately evenly divided between the two types. Construction loans are typically short term, with maturities ranging from 12 to 18 months. For commercial projects, we have a maximum loan-to-value requirement of 70 percent of the FIRREA conforming appraised value. For residential projects, the maximum loan-to-value ranges from 80 percent on loans under $500,000 to 70 percent on loans of $1,000,000 or more. We require the borrower to provide in cash at least 20 percent of the cost of the project. At the borrower’s expense, we use a third party vendor for funds control, lien releases and inspections. In addition, we regularly monitor the marketplace and the economy for evidence of deterioration in real estate values.

The following table presents the scheduled maturities of fixed and adjustable rate loans.

	September 30, 2006
(in thousands)	One year or less	After one year to five years	After five years	Total
Fixed rate loan
Commercial mortgage	$373	$4,540	$86	$4,999
Multifamily mortgage	—	—	1,573	1,573
Commercial loans and lines	6,856	2,833	—	9,689
Construction	—	2,019	—	2,019
Home equity loans	—	—	—	—
Home mortgage	—	—	1,004	1,004
Installment & credit card	63	243	—	306

Total fixed rate loan maturities	7,292	9,635	2,663	19,590

Adjustable rate loan
Commercial mortgage	7,722	25,551	135,454	168,727
Multifamily mortgage	1,013	2,365	22,057	25,435
Commercial loans and lines	29,829	10,608	7,423	47,860
Construction	34,893	242	—	35,135
Home equity loans	2,147	964	6,489	9,600
Home mortgage	1,559	3,479	41,570	46,608
Installment & credit card	869	42	734	1,645

Total adjustable rate loan maturities	78,032	43,251	213,727	335,010

Total maturities	$85,324	$52,886	$216,390	$354,600

	December 31, 2005
(in thousands)	One year or less	After one year to five years	After five years	Total
Fixed rate loan
Commercial real estate	$3,574	$9,039	$9,311	$21,924
Commercial loans and lines	620	2,340	508	3,468
Construction	—	—	—	—
Consumer	184	345	—	529
Other	—	—	3,882	3,882

Total fixed rate loan maturities	4,378	11,724	13,701	29,803

Adjustable rate loan
Commercial real estate	166,701	30,575	1,300	198,576
Commercial loans and lines	69,777	5,202	—	74,979
Construction	26,859	—	—	26,859
Consumer	3,514	426	—	3,940
Other	5,583	3,143	—	8,726

Total adjustable rate loan maturities	272,434	39,346	1,300	313,080

Total maturities	$276,813	$51,070	$15,001	$342,883

Allowance for Loan Losses

We maintain an allowance for loan losses to provide for inherent losses in the loan portfolio. Additions to the allowance are established through a provision charged to expense. Reductions to the allowance are established through a credit to expense. All loans which are judged to be uncollectible are charged against the allowance while any recoveries are credited to the allowance. It is our policy to charge off any known losses at the time of determination. Any unsecured loan more than 90 days delinquent in payment of principal or interest and not in the process of collection is charged off in total. Secured loans are evaluated on a case by case basis to determine the ultimate loss potential to us subsequent to the liquidation of collateral. In those cases where we are inadequately protected, a charge off will be made to reduce the loan balance to a level equal to the liquidation value of the collateral.

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

We have experienced positive asset quality measures – low levels of delinquencies, low levels of nonaccrual loans, and low levels of net charge-offs – for an extended period of time. For the first nine months of 2006 we had net loan recoveries of $9,000. For the year ended December 31, 2005, we had net loan recoveries of $136,000. For the five years ended December 31, 2005, we had cumulative net loan charge-offs of $496,000. There were no nonaccrual loans at September 30, 2006 or at December 31, 2005. For the five years ended December 31, 2005, nonaccrual loans have not exceeded 1.70 percent of total loans. We also have begun a critical evaluation of the probability of default, and the estimated loss given a default, by principal loan type. In light of this, as well as our evaluation of other relevant data, we reduced the allowance for loan losses with a credit to operations of $450,000 for the third quarter of 2006. For the first nine months of 2006, the credit to operations totaled $297,000.

The ratio of the allowance for loan losses to loans was 1.04 percent at September 30, 2006 compared with 1.20 percent at December 31, 2005. While we believe that our allowance for loan losses was adequate at September 30, 2006 and December 31, 2005, we cannot assure you that we will not further increase or decrease the allowance or that bank regulators will not require us to increase or decrease the allowance.

The following table presents the allowance for loan losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Beginning balance	$4,209	$2,593	$4,105	$2,346
Balance acquired in purchase	—	$1,184	—	$1,184
Provision to (reduction in) allowance	(450)	122	(297)	366
Loans charged-off	(25)	—	(37)	(73)
Transfer to undisbursed commitment	(50)	—	(125)	—
Recoveries on loans charged-off	8	96	46	172

Ending balance	$3,692	$3,995	$3,692	$3,995

Allowance to loans			1.04%	1.22%
Accruing loans past due 90 days or more			$312	$—
Nonaccrual loans			$—	$—

The allowance for losses on undisbursed commitments was $325,000 at September 30, 2006 compared with $200,000 at December 31, 2005. There have been no charges to the allowance since its inception. The allowance for losses on undisbursed commitments is included as an other liability category on the balance sheet.

The following table presents the allocation of the allowance to each loan category and the percentage relationship of loans in each category to total loans.

	September 30, 2006		December 31, 2005
(in thousands)	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total loans
Commercial mortgage	$1,146	49%	$1,273	39%
Mulitfamily mortgage	172	8%	159	5%
Commercial loans	927	10%	1,062	32%
Construction loans	806	16%	620	19%
Home equity loans	58	3%	43	1%
Home mortgage	286	13%	67	2%
Installment and credit card	47	1%	60	2%

Subtotal	$3,442		$3,284
Unallocated	250		821

Total	$3,692	100%	$4,105	100%

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

We enjoy a large base of core deposits (representing checking, savings and small balance certificates of deposit). At September 30, 2006, core deposits totaled $291.0 million, down 2 percent from $298.3 million at December 31, 2005. Core deposits represent a significant low-cost source of funds that support our lending activities and represent a key part of our funding strategy. We seek and stress the importance of both loan and deposit relationships with customers in our business plans.

Alternative funding sources include large balance certificates of deposits, federal funds purchased from other institutions, and borrowings.

Large balance certificates of deposits are not central to our funding strategy; however, we have participated in the State of California time deposit program, which began in 1977, for several years. The time deposit program is one element of a pooled investment account managed by the State Treasurer for the benefit of the State of California and all participating local agencies. The pooled investment account had approximately $60 billion in investments of which approximately $7 billion represented time deposits placed at various financial institutions. At September 30, 2006, State of California time deposits placed with us, with original maturities of three months, were $30.0 million compared with $18.0 million at December 31, 2005. The increase in these deposits was used to off-set the anticipated non-renewal of certificates of deposits acquired in the business combination. We believe that the State Treasurer will continue this program; we also believe that we have the ability to establish large balance certificates of deposit rates that will enable us to attract, replace, or retain those deposits accepted in our local market area if it becomes necessary under a modified funding strategy.

We, as a member of the FHLB, have access to borrowing arrangements with a maximum available borrowing of approximately $156.4 million. Borrowings under these arrangements are collateralized with our FHLB stock as well as with our loans and securities. As of September 30, 2006, we had borrowings outstanding with the FHLB of $50.1 million compared with $36.3 million as of December 31, 2005. The increase in borrowings was used to support loan growth.

In addition, we have lines of credit with three other financial institutions providing for federal funds facilities up to a maximum of $14.0 million. The lines of credit support short-term liquidity needs and cannot be used for more than 15 consecutive days. These lines are unsecured, have no formal maturity date and can be revoked at any time by the granting institutions. There were no borrowings under these lines of credit at September 30, 2006.

We also maintain a secured borrowing facility of $800,000 with the Federal Reserve Bank of San Francisco. There were no borrowings under this facility at September 30, 2006.

Federal funds sold to other institutions provide an immediate source of liquidity. The securities portfolio also provides a source of liquidity through the periodic remittance of interest and principal. We had no Federal funds sold at September 30, 2006 compared with $306,000 at December 31, 2005.

Securities

We purchase securities to generate interest income and to assist in the management of liquidity risk. Securities are classified as ‘available-for-sale’ for accounting purposes and, as such, are recorded at their fair or market values in the balance sheet. Fair values are based on quoted market prices. Changes in the fair value of securities (that is, unrealized holding gains or losses) are reported as ‘other comprehensive income,’ net of tax and carried as accumulated comprehensive income or loss within shareholders’ equity until realized. Securities were $65.7 million at September 30, 2006 compared with $73.4 million at December 31, 2005.

The following table presents securities, at amortized cost, by maturity distribution and weighted average yield.

	At September 30, 2006
(in thousands)	One year or less	After one year to five years	After five years to ten years	Over ten years	Total
Maturity distribution
U.S. Treasury notes	$1,499	$1,003	$—	$—	$2,502
U.S. government agency notes	3,958	5,008	—	—	8,966
U.S. government agency mortgage-backed securities	1,484	29,603	6,121	1,114	38,322
Collateralized mortgage obligations	—	957	3,075	—	4,032
Municipal securities	—	834	5,628	6,651	13,113

Total	$6,941	$37,405	$14,824	$7,765	$66,935

Weighted average yield
U.S. Treasury notes	2.94%	3.30%	—	—	3.09%
U.S. government agency notes	3.90%	4.02%	—	—	3.97%
U.S. government agency mortgage-backed securities	4.07%	4.00%	4.46%	5.89%	4.13%
Collateralized mortgage obligations	—	4.93%	4.81%	—	4.84%
Municipal securities	—	5.74%	5.54%	6.13%	5.82%

Total	3.73%	4.19%	4.95%	6.09%	4.23%

	At December 31, 2005
(in thousands)	One year or less	After one year to five years	After five years to ten years	Over ten years	Total
Maturity distribution
U.S. Treasury notes	$4,524	$2,452	$—	$—	$6,976
U.S. government agency notes	5,779	4,597	—	—	10,376
U.S. government agency mortgage-backed securities	—	41,053	2,810	1,226	$45,089
Collateralized mortgage obligations	—	—	3,414	—	3,414
State and municipal securities	100	679	3,525	4,875	9,179

Total	$10,403	$48,781	$9,749	$6,101	$75,034

Weighted average yield
U.S. Treasury notes	3.11%	4.19%	—	—	3.50%
U.S. government agency notes	3.25%	3.50%	—	—	3.36%
U.S. government agency mortgage-backed securities	—	3.74%	4.64%	5.41%	3.84%
Collateralized mortgage obligations	—	—	4.79%	—	4.79%
State and municipal securities	8.03%	5.69%	5.45%	6.00%	5.79%

Total	3.24%	3.77%	4.99%	5.88%	4.03%

Securities, at amortized cost, declined 11 percent to $66.9 million at September 30, 2006 from $75.0 million at December 31, 2005. The change in securities reflects the principal pay-downs on mortgage-backed securities and the sale of a U. S. Treasury securities.

Net unrealized holding losses at September 30, 2006 and December 31, 2005 were $1.2 and $1.6 million, respectively. As a percentage of securities, at amortized cost, unrealized holding losses were 1.83 percent and 2.15 percent at the end of each respective period. Securities are comprised largely of U.S. government agency obligations and mortgage-backed securities and California municipal general obligation bonds. We have evaluated the unrealized losses of these securities and determined, as of September 30, 2006, that they were temporary and were related to the fluctuation in market interest rates since purchase.

Deposits

We primarily accept deposits of small businesses located principally in Ventura, Orange and Los Angeles Counties. Core deposits (representing checking, savings and small balance certificates of deposit (balances under $100,000)) averaged $290.2 million for the nine months ended September 30, 2006, up 38 percent from $210.2 million for the same period last year. Core deposits represent a significant low-cost source of funds that support our lending activities.

The following tables present the average balance and the average rate paid on each deposit category for the periods indicated.

	Nine months ended September 30,
	2006		2005
(in thousands)	Average Balance	Rate	Average Balance	Rate
Core deposits
Noninterest bearing demand deposits	$102,195	—	$93,958	—
Interest checking	21,135	0.44%	20,148	0.10%
Savings accounts	81,807	1.98%	63,584	0.82%
Time deposits less than $100,000	85,056	4.00%	32,515	2.40%

Total core deposits	290,193	2.72%	210,205	1.00%

Noncore deposits
Time deposits of $100,000 or more	94,941	4.62%	23,711	2.64%

Total core and noncore deposits	$385,134	2.34%	$233,916	0.83%

Large balance certificates of deposits (balances of $100,000 or more) totaled $99.5 million at September 30, 2006, up from $74.0 million at December 31, 2005. A portion of these large balance time deposits represent deposits placed by the State of California with the Bank. The remainder represent time deposits accepted from customers in our market area. State of California time deposits represent $12.0 million of the increase since year end; time deposits from customers in our market area represent the remaining increase of $13.5 million. There were no broker deposits during or as of any period presented.

The following table presents the maturity of large balance certificates of deposits for the periods indicated.

	September 30, 2006		December 31, 2005
(in thousands)	Amount	Percentage of total	Amount	Percentage of total
Three months or less	$42,125	43%	$28,960	39%
Over three months through six months	22,389	22%	19,947	27%
Over six months through one year	26,342	26%	9,358	13%
Over one year	8,667	9%	15,753	21%

Total	$99,523	100%	$74,018	100%

Borrowings

First California Bank is a member of the FHLB. Membership allows us to borrow, approximately $156.4 million at September 30, 2006, to meet funding needs and otherwise assist in the management of liquidity risk. Borrowings with the FHLB are collateralized with our investment in FHLB stock as well as with loans or securities from time to time. At September 30, 2006, our investment in FHLB stock totaled $2.6 million compared with $2.4 million at December 31, 2005. The change in the amount of FHLB coincides with the change in the amount of borrowings.

The following table presents the amounts and weighted average interest rate of FHLB advances.

	Nine Months Ended September 30, 2006		Year Ended December 31, 2005
(in thousands)	Federal Home Loan Bank Advances	Weighted average interest rate	Federal Home Loan Bank Advances	Weighted average interest rate
Amount outstanding at end of period	$50,111	5.03%	$36,319	3.70%
Maximum amount outstanding at any month-end during the period	$54,084	4.37%	$47,566	3.39%
Average amount outstanding during the period	$37,005	4.27%	$35,202	3.71%

The following table presents the maturities for FHLB advances at September 30, 2006.

(in thousands)	Amount	Maturity Year	Weighted Average Interest Rate
Overnight advances	$23,861	2006	5.47%
Term advances	3,500	2006	4.46%
Term advances	12,250	2007	4.33%
Term advances	7,500	2008	4.95%
Term advances	3,000	2009	5.19%

	$50,111

Capital resources

The Board of Directors recognizes that a strong capital position is vital to growth, continued profitability, and depositor and investor confidence. The policy of the Board of Directors is to maintain sufficient capital at not less than the well-capitalized thresholds established by banking regulators. We have not paid cash or stock dividends since 2001.

The following tables present the capital amounts and ratios of FCB Bancorp with a comparison to the minimum ratios for the periods indicated.

	Actual		For Capital Adequacy Purposes
(in thousands)	Amount	Ratio	Amount	Ratio
September 30, 2006
Total capital (to risk weighted assets)	47,266	11.88%	31,829	≥	8.00%
Tier I capital (to risk weighted assets)	43,249	10.87%	15,915	≥	4.00%
Tier I capital (to average assets)	43,249	8.71%	14,896	≥	3.00%

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
December 31, 2005
Total capital (to risk weighted assets)	44,545	11.74%	30,352	≥	8.00%
Tier I capital (to risk weighted assets)	40,239	10.60%	15,181	≥	4.00%
Tier I capital (to average assets)	40,239	8.69%	13,889	≥	3.00%

The following tables present the capital amounts and ratios of First California Bank with a comparison to the minimum ratios for the periods indicated.

	Actual		For Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provision
(in thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio
September 30, 2006
Total capital (to risk weighted assets)	46,757	11.77%	31,781	≥	8.00%	39,726	≥	10.00%
Tier I capital (to risk weighted assets)	42,740	10.76%	15,888	≥	4.00%	23,833	≥	6.00%
Tier I capital (to average assets)	42,740	8.85%	19,317	≥	4.00%	24,147	≥	5.00%

	Actual		For Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2005
Total capital (to risk weighted assets)	43,900	11.62%	30,224	≥	8.00%	37,780	≥	10.00%
Tier I capital (to risk weighted assets)	39,595	10.48%	15,113	≥	4.00%	22,669	≥	6.00%
Tier I capital (to average assets)	39,595	8.88%	17,836	≥	4.00%	22,294	≥	5.00%

Dividends declared by the Bank to FCB in any calendar year may not, without the approval of state banking regulators, exceed the lesser of the Bank’s retained earnings or the sum of net income for the three previous years less dividend paid. At September 30, 2006, the Bank had approximately $2.7 million available for dividends under these restrictions.

Commitments, Contingent Liabilities, Contractual Obligations and Off-Balance Sheet Arrangements

In the normal course of business, we make commitments to extend credit or issues letters of credit to customers. These commitments generally are not recognized in the balance sheet. These commitments do involve, to varying degrees, elements of credit risk; however, we use the same credit policies and procedures as we do for on-balance sheet credit facilities. Commitments to extend credit totaled $76.9 million at September 30, 2006, compared with $79.1 million at December 31, 2005. Standby letters of credit were $1.0 million and $427,000 at September 30, 2006 and December 31, 2005, respectively.

The following is a schedule of our current contractual obligations by maturity or payment due date.

	September 30, 2006
(in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Greater Than Five Years	Total
FHLB overnight advances	$23,861	$—	$—	$—	$23,861
FHLB term advances	13,350	12,900	—	—	26,250
Salary continuation benefits	—	—	—	404	404
Director post-service award	—	87	—	—	87
Junior subordinated debentures	—	—	—	10,310	10,310
Operating lease obligations	746	1,426	1,117	2,897	6,186

Total	$37,957	$14,413	$1,117	$13,611	$67,098

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

We focus on the net re-pricing imbalances in the cumulative 1 year gap and the Board has established a policy of plus or minus 15 percent. The Board also has established a policy of plus or minus 30 percent for the cumulative 5 year gap. No policies have been established for the cumulative 3 month gap or the gap beyond 5 years. The 1 year gap ratio and the 5 year gap ratio are within policy at September 30, 2006.

The following table presents earning assets and interest bearing funds by re-pricing intervals:

	September 30, 2006 By repricing interval
(in thousands)	0-3 Months	4 - 12 Months	1-5 Years	> 5 Years	Total
Loans	$215,206	$40,181	$122,526	$6,362	$384,275
Securities	5,153	11,854	29,712	18,990	65,709
Federal funds sold	—	—	—	—	—

Total earning assets	220,359	52,035	152,238	25,352	449,984

Deposits	98,997	152,461	38,533	—	289,991
Junior subordinated debentures	—	—	—	10,310	10,310
Borrowings	26,111	11,100	12,900	—	50,111

Total deposits and borrowings	125,108	163,561	51,433	10,310	350,412

Interest rate sensitivity gap	$95,251	$(111,526)	$100,805	$15,042	$99,572

Cumulative gap	$95,251	$(16,275)	$84,530	$99,572

Cumulative gap as a percentage of earning assets	21.17%	-3.62%	18.79%	22.13%

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Controls: There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk factors

There have been no material changes to FCB Bancorp’s risk factors previously disclosed under the caption “Risk Factors” on page 16 of FCB Bancorp’s Form 10-K filed with the SEC on March 30, 2006, covering the fiscal year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders:

None

Item 5.	Other information

None

Item 6.	Exhibits

Exhibit Index:

10.1	Salary Continuation Agreement, dated May 11, 2006, with Romolo Santarosa (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed by FCB Bancorp)

10.2	Split Dollar Agreement, dated May 11,2006, with Romolo Santarosa (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed by FCB Bancorp)

10.3	409A Amendment to the First California Bank Salary Continuation Agreement for Chong Guk Kum (Incorporated by reference to the Current Report on Form 8-K filed by FCB Bancorp on June 7, 2006)

10.4	409A Amendment to the First California Bank Salary Continuation Agreement for Thomas E. Anthony (Incorporated by reference to the Current Report on Form 8-K filed by FCB Bancorp on June 7, 2006)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

FCB BANCORP

/s/ C. G. Kum	November 14, 2006
C. G. Kum President and Chief Executive Officer

/s/ Romolo Santarosa	November 14, 2006
Romolo Santarosa Executive Vice President and Chief Financial Officer