Form 10-K/A
period 2005-12-31
FCB Bancorp
filed 2007-01-11
CIK 1331825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Common Stock — As of January 2, 2007, there were 3,277,807 shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

FCB Bancorp (the “Company”) is filing this amendment No. 1 to Form 10-K for the year ended December 31, 2005, to amend Item 10 to include disclosure required with respect to the Company’s “audit committee financial expert.”

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

The Board has determined that Thomas Tignino qualifies as an “audit committee financial expert” within the meaning of the SEC’s rules and regulations.

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

PART IV

Item 15. Exhibits

Exhibit Number	Exhibit Title
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FCB BANCORP
(Registrant)

/S/ C.G. KUM
C.G. Kum
(President and Chief Executive Officer)

Date: January 10, 2007

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* Richard D. Aldridge	Vice Chairman	January 10, 2007

* John W. Birchfield	Chairman of the Board	January 10, 2007

* Tenisha M. Fitzgerald	Director	January 10, 2007

/S/ C.G. KUM C.G. Kum	Director, President and Chief Executive Officer (Principal Executive Officer)	January 10, 2007

* Syble R. Roberts	Director	January 10, 2007

* Romolo Santarosa	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 10, 2007

* Thomas Tignino	Director	January 10, 2007

*By:	/S/ C.G. KUM
C.G. Kum Attorney-in-fact