Form 10-K
period 2006-12-31
FCB Bancorp
filed 2007-04-02
CIK 1331825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission File Number: 333-126401

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

Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2006 was $42,508,838 based on a closing price of $22.40 for the common stock, as reported on the Over-The-Counter Bulletin Board. For purposes of the foregoing computation, all executive officers, directors and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.

Common Stock — As of March 13, 2007, there were no shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

On March 12, 2007, FCB Bancorp and First California Financial Group, Inc., a Delaware corporation, or First California, completed the previously announced merger of FCB Bancorp with and into First California. We refer to that merger in this document as the FCB Merger As a result of the FCB Merger, the separate corporate existence of FCB Bancorp ceased, and First California succeeded, and assumed all the rights and obligations of, FCB Bancorp. The FCB Merger immediately followed the completion of the previously announced reincorporation merger of National Mercantile Bancorp, a California corporation, or National Mercantile, with and into First California, National Mercantile’s wholly-owned subsidiary. We refer to the reincorporation merger in this document as the Reincorporation Merger and, together with the FCB Merger, the Mergers. As a result of the Reincorporation Merger, the separate corporate existence of National Mercantile ceased, and First California succeeded, and assumed all the rights and obligations of, its former parent, National Mercantile.

Because the FCB Merger was not completed prior to December 31, 2006 and pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended, or Exchange Act, and related regulations of the Securities and Exchange Commission, or SEC, First California is filing this Annual Report on Form 10-K on behalf of FCB Bancorp for the fiscal year ended December 31, 2006. In connection with the completion of the Reincorporation Merger and because National Mercantile’s common stock was prior thereto registered under Section 12(b) of the Exchange Act, First California’s common stock was deemed registered under Section 12(b) of the Exchange Act by operation of paragraph (a) of Rule 12g-3 under the Exchange Act. Pursuant to Sections 12 and 13 of the Exchange Act and related regulations of the SEC, including Rule 12g-3, First California is also filing (1) an Annual Report on Form 10-KSB on behalf of National Mercantile for the fiscal year ended December 31, 2006 and (2) an Annual Report on Form 10-K with respect to First California (as the then wholly-owned subsidiary of National Mercantile) for its partial fiscal year ended December 31, 2006. Future periodic and other reports with respect to First California, including as successor to the businesses of each of FCB Bancorp and National Mercantile, will be filed by First California (Commission File No. 000-52498).

PART I

Item 1.	Business

Our Business

As used herein, the term “FCB Bancorp,” “the Company,” “our,” “us,” “we” or similar expression includes FCB Bancorp and its wholly-owned subsidiaries, First California Bank, FCB Statutory Trust I and SC Financial, unless the context indicates otherwise.

Business of FCB Bancorp

Historically, FCB Bancorp, was a one-bank holding company with First California Bank, or the Bank, as its principal subsidiary. FCB Bancorp’s common stock was publicly traded on the OTC Bulletin Board under the symbol “FCBA.” FCB Bancorp was incorporated on January 25, 2005 under the laws of the State of California to serve as the holding company for the Bank.

A reorganization of the Bank was accomplished on September 30, 2005, under the terms of a Plan of Reorganization and Merger Agreement that provided for the merger of the Bank with a wholly-owned merger subsidiary of FCB Bancorp. As a result of the reorganization, FCB Bancorp became the Bank’s sole shareholder with the stock of the Bank being its principal asset. Prior to the Mergers, FCB Bancorp’s primary function was to coordinate the general policies and activities of the Bank, as well as to consider from time to time, other legally available investment opportunities.

Business of First California Bank

Following the Mergers, First California Bank, or the Bank, became one of three wholly-owned bank subsidiaries of First California, along with Mercantile National Bank and South Bay Bank, N.A. The Bank is chartered under the laws of the State of California and is subject to supervision by the California Commissioner of Financial Institutions. The Federal Deposit Insurance Corporation, or the “FDIC”, insures the Bank’s deposits up to the maximum legal limit.

The Bank opened for business in 1979 under the name “Camarillo Community Bank” with one branch office located in Camarillo, California. In October 2001, the Bank changed its name to “First California Bank” in order to reflect the Bank’s growth beyond its initial primary market of Camarillo. The Bank remains today a full-service commercial bank headquartered in Camarillo, currently providing a broad range of banking products and services, including credit, cash management and deposit services through eight full service banking offices located in Anaheim Hills, Camarillo, Irvine, Oxnard, Simi Valley, Thousand Oaks, Ventura and Westlake Village.

On December 5, 2005, the Bank acquired essentially all of the assets and liabilities of South Coast Commercial Bank, including all current loan and deposit accounts. The business combination transaction closed immediately prior to the sale of South Coast Commercial Bank to Woori America Bank, a New York banking corporation.

Prior to the Mergers, FCB Bancorp had one reportable business segment—banking. The Bank concentrates its lending activities in two principal areas:

(1) Business Loans. Business loans, represented by commercial real estate loans, commercial loans and construction loans, comprise the largest portion of the Bank’s loan portfolio.

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

Commercial loans rely upon the cash flow originating from the underlying business activity of the enterprise. The manufacture, distribution or sale of goods or sale of services are not only affected by general economic conditions but also by the ability of the enterprise’s management to adjust to local supply and demand conditions, maintain good labor, vendor and customer relationships, as well as market price and sell their goods or services for a profit. Customer demand for goods and services of the enterprise may change because of competition or obsolescence.

(2) Consumer Loans. Home mortgages and home equity loans and lines of credit are secured by first or second trust deeds on a borrower’s real estate property, typically their principal residence. These loans are dependant on a person’s ability to regularly pay the principal and interest due on the loan and, secondarily, on the value of real estate property that serves as collateral for the loan. Home mortgages are generally considered to involve a lower degree of risk than other loan categories because of the relationship of the loan amount to the value of the residential real estate and a person’s reluctance to forego their principal place of residence. Home real estate values, however, are not only affected by general economic conditions but also on local supply and demand. Installment loans and credit card lines are also dependant on a person’s ability to regularly pay principal and interest on a loan; however, these loans generally are not secured by collateral or, if they are secured, the collateral value can rapidly decline as is the case for automobiles. A person’s ability to service debt is highly dependant upon their continued employment or financial stability. Job loss, divorce, illness, and bankruptcy are just a few of the risks that may affect a person’s ability to service their debt.

The Bank’s goal is to offer its customers a consistently high level of individualized personal service. The Bank’s strategy in attaining its goals has been to implement and maintain risk management and controls to achieve a safe and sound business policy, employing an aggressive marketing plan which emphasizes relationship banking and the “personal touch,” offering competitive products and managing growth. The Bank provides convenience through eight banking offices with ATM access, 24 hour telephone access to account information, on-line banking and courier service. The diversity of our delivery systems enables customers to choose the method of banking, which is most convenient for them. The Bank trains its staff to recognize each customer, greet them, and be able to address them by name so that they feel as if they have a “private banker.”

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

Market Area

The Bank offers a wide range of business and consumer banking services primarily within the general area commonly known as the “101” corridor stretching from the City of Ventura to Calabasas, California. The Bank’s other markets include the Moorpark-Simi Valley corridor, the western San Fernando Valley, and other parts of Orange and Los Angeles Counties. The Bank’s officers have many years of experience in dealing with the businesses and professional service providers in our market area. This area has significant diversification and geographic concentration of the desired businesses and real estate development companies with annual sales of up to $20 million that we target.

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

As of June 30, 2006, the most recent period for which figures are available, data reported by state and federal agencies indicated that the 166 banks and savings and loan offices then open in the Bank’s primary market area, Ventura County, held approximately $12.2 billion in total deposits averaging approximately $73.8 million per banking office. The Bank’s total deposits ($304.1 million) in the Ventura market area at that time constituted 2.48% of the total deposits in that market.

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

Dependence on One or a Few Major Customers; Business Concentrations

No individual or single group of related accounts is considered material in relation to our total assets or to the assets or deposits of the Bank, or in relation to our overall business. However, approximately 81% of our loan portfolio at December 31, 2006 consisted of real estate-related loans, including commercial real estate loans, construction loans, commercial loans, home mortgage loans, home equity loans and lines of credit. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Position — December 31, 2006 compared with December 31, 2005.” Moreover, our business activities are currently focused primarily in Southern California, with the majority of our business concentrated in Ventura, Orange and Los Angeles Counties. Consequently, our results of operations and financial condition are dependent upon the general trends in the Southern California economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in Southern California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region.

Internet Banking Services

The Bank has its own “home page” address on the world wide web which serves as an additional means of providing customer access to a variety of banking services. The Bank’s website address is: www.fcbank.com. No information contained on the website is incorporated herein by reference.

Employees

At December 31, 2006, the Bank had 129 full-time equivalent employees. The Bank’s employees are not represented by any union or other collective bargaining agreement and the Bank considers its relations with employees to be excellent.

Supervision and Regulation

Introduction

Banking is a complex, highly regulated industry. The primary goals of the regulatory scheme are to maintain a safe and sound banking system, protect depositors and the Federal Deposition Insurance Corporation’s, or the FDIC, insurance fund, and facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry. Consequently, the growth and earnings performance of the Company or its successors and the Bank can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statues, regulations and the policies of various governmental regulatory authorities, including the Board of Governors of the Federal Reserve System, or the FRB, the Federal Deposit Insurance Corporation, and the California Department of Financial Institutions, or the DFI.

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

From time to time laws or regulations are enacted which have the effect of increasing the cost of doing business, limiting or expanding the scope of permissible activities, or changing the competitive balance between banks and other financial and non-financial institutions. Proposals to change the laws and regulations governing the operations of banks and bank holding companies are frequently made in Congress, in the California legislature and by various bank and other regulatory agencies. Future changes in the laws, regulations or polices that impact the Company or its successors and the Bank cannot necessarily be predicted, but they may have a material effect on the business and earnings of the Company and the Bank.

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

Regulatory Capital Guidelines. The federal banking agencies have established minimum capital standards known as risk-based capital guidelines. These guidelines are intended to provide a measure of capital that reflects the degree of risk associated with a bank’s operations. The risk-based capital guidelines include both a definition of capital and a framework for calculating the amount of capital that must be maintained against a bank’s assets and off-balance sheet items. The amount of capital required to be maintained is based upon the credit risks associated with the various types of a bank’s assets and off-balance sheet items. A bank’s assets and off-balance sheet items are classified under several risk categories, with each category assigned a particular risk weighting from 0% to 100%. The following table sets forth the regulatory capital guidelines and the actual capitalization levels for the Bank and the Company as of December 31, 2006:

	Adequately Capitalized	Well Capitalized	First California Bank	FCB Bancorp
	(greater than or equal to)
Total risk-based capital	8.00%	10.00%	11.38%	12.01%
Tier 1 risk-based capital ratio	4.00%	6.00%	10.44%	11.07%
Tier 1 leverage capital ratio	4.00%	5.00%	8.87%	9.07%

As of December 31, 2006, management believes that the Company’s capital levels met all minimum regulatory requirements and that the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action.

To enhance regulatory capital and to provide liquidity, the Company, through an unconsolidated subsidiary grantor trust, issued $10.3 million of trust preferred securities. These securities are currently included in First California’s, as the Company’s successor, Tier I capital for purposes of determining Tier I and total risk-based capital ratios. The FRB has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, effective March 31, 2009, First California will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, First California will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity, less goodwill and any related deferred income tax liability. The regulations currently in effect through December 31, 2008, limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for goodwill. Management has determined that the Company’s and its successor’s Tier I capital ratios would remain above the “well-capitalized” level had the modification of the capital regulations been in effect at December 31, 2006. First California expects that its Tier I capital ratios will be at or above the existing well capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

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

Transactions With Affiliates. Under Sections 23A and 23B of the Federal Reserve Act and the FRB’s Regulation W, loans by the Bank to affiliates, investments by them in affiliates’ stock, and taking affiliates’ stock as collateral for loans to any borrower is limited to 10% of the Bank’s capital, in the case of any one affiliate, and is limited to 20% of the Bank’s capital, in the case of all affiliates. The Bank’s holding company and any subsidiaries it may purchase or organize are deemed to be affiliates of the Bank within the meaning of Section 23A and 23B and Regulation W. In addition, transactions between the Bank and other affiliates must be on terms and conditions that are consistent with safe and sound banking practices; in particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Federal Reserve Act. These restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts. The Company or its successors and the Bank are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

Federal Deposit Insurance. The FDIC has implemented a risk-based assessment system in which the deposit insurance premium relates to the probability that the deposit insurance fund will incur a loss. Under the risk-based assessment system adopted by the FDIC, banks are categorized into one of three capital categories (“well capitalized,” “adequately capitalized,” and “undercapitalized”). Assignment of a bank into a particular capital category is based on supervisory evaluations by its primary federal regulator. Because of the FDIC’s favorable loss experience and a healthy reserve ratio in the Bank Insurance Fund (the “BIF”), well-capitalized and well-managed banks have in recent years paid minimal premiums for FDIC Insurance. The current deposit insurance system will remain in effect until the effective date of final regulations implementing the FDI Reform Act (discussed below).

On February 8, 2006, President Bush signed into law The Federal Deposit Insurance Reform Act of 2005 (the “FDI Reform Act”). The FDI Reform Act represents the most significant reform in the deposit insurance system in decades. The FDI Reform Act (i) merged the BIF and the Association Insurance Fund (or SAIF) (now the Deposit Insurance Fund or DIF), (ii) indexed the $100,000 insurance level to reflect inflation (the first adjustment for inflation will be effective January 1, 2011 and thereafter adjustments will occur every 5 years), (iii) increased deposit insurance coverage for retirement accounts to $250,000, which will also be subject to the every five years adjustment process, (iv) offered credits to banks that historically have capitalized the FDIC which can be used to offset premiums otherwise due (this addresses the fact that institutions that have grown rapidly have not had to pay deposit premiums), (v) imposed a cap on the level of the deposit insurance fund and provide for dividends when the fund grows beyond a specified threshold, (vi) adopted the historical basis concept for distributing the aforementioned one-time credit and dividends (each bank’s historical basis will be determined by a formula that involves looking back to the institution’s assessment base in 1996 and adding premiums paid since that time) and (vii) authorized revisions to the current risk-based system for assessing premiums. Management currently believes that the implementation of the FDI Reform Act will not have a material effect on the business and earnings of the Company or its successor and the Bank.

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

Environmental Regulation. Federal, state and local laws and regulations regarding the discharge of harmful materials into the environment may have an impact on the Bank. Since the Bank is not involved in any business that manufactures, uses or transports chemicals, waste, pollutants or toxins that might have a material adverse effect on the environment, the Bank’s primary exposure to environmental laws is through its lending activities and through properties or businesses the Bank may own, lease or acquire. Based on a general survey of the Bank’s loan portfolio, conversations with local appraisers and the type of lending currently and historically done by the Bank, management is not aware of any potential liability for hazardous waste contamination that would be reasonably likely to have a material adverse effect on the Company or its successors as of December 31, 2006.

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

The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates. Beginning January 2001, the FRB had significantly decreased interest rates. More recently, however, the FRB has gradually increased rates. The nature and timing of any future changes in the FRB’s policies and their impact on the Company and its successors and the Bank cannot be predicted; however, depending on the degree to which our interest-earning assets and interest-bearing liabilities are rate sensitive, increases in rates would have a temporary effect of increasing our net interest margin, while decreases in interest rates would have the opposite effect. In addition, adverse economic conditions could make a higher provision for loan losses a prudent course and could cause higher loan charge-offs, thus adversely affecting our net income or other operating costs.

Item 1A.	Risk Factors

In light of the completion of the Mergers, summarized below are the material risks related to an investment in the common stock of FCB Bancorp’s successor, First California. You should carefully consider the risks described below in addition to the other information set forth herein. Unless otherwise specified, references to “we,” “our” and “us” in this subsection mean First California and its consolidated subsidiaries after the Mergers and FCB Bancorp and its subsidiary before the Mergers.

Risks Related to Our Business

Our growth presents certain risks, including a decline in credit quality or capital adequacy.

The asset growth of recent years experienced by FCB Bancorp may continue at First California following the Mergers, even if not at the same percentage rate experienced in recent years. Such growth presents certain risks. While we believe we have maintained good credit quality notwithstanding such growth, rapid growth is frequently associated with a decline in credit quality. Accordingly, continued asset growth could lead to a decline in credit quality in the future. In addition, continued asset growth could cause a decline in capital adequacy for regulatory purposes, which could in turn cause us to have to raise additional capital in the future to maintain or regain “well capitalized” status as defined under applicable banking regulations.

Our performance and growth are dependent on maintaining a high quality of service for our customers, and will be impaired by a decline in our quality of service.

Our growth will be dependent on maintaining a high quality of service for customers of First California following the Mergers. As a result of the Mergers and the corresponding growth, it may become increasingly difficult to maintain high service quality for our customers. This could cause a decline in our performance and growth with respect to net income, deposits, assets and other benchmarks.

If borrowers and guarantors fail to perform as required by the terms of their loans, we will sustain losses.

A significant source of risk for First California arises from the possibility that losses will be sustained if our borrowers and guarantors fail to perform in accordance with the terms of their loans and guaranties. This risk increases when the economy is weak. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that we believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations.

Our allowance for loan losses may not be adequate to cover actual losses.

In accordance with accounting principles generally accepted in the United States, we maintain an allowance for loan losses to provide for actual loan losses. Our allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our operating results. Our allowance for loan losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. While we believe that our allowance for loan losses is adequate to cover current losses, it is possible that we will further increase the allowance for loan losses or that regulators will require increases. Either of these occurrences could materially and negatively affect our earnings.

The banking business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

Changes in the interest rate environment may reduce our profits. It is expected that we will continue to realize income from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. We may not be able to minimize our interest rate risk. In addition, while an increase in the general level of interest rates may increase our net interest margin and loan yield, it may adversely affect the ability of certain borrowers with variable rate loans to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume and overall profitability.

We face strong competition from financial services companies and other companies that offer banking services which could negatively affect our business.

We conduct our combined banking operations primarily in Ventura, Los Angeles and Orange Counties, California. Increased competition in these markets may result in reduced loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the same banking services that we offer in our service areas. These competitors include national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including without limitation, savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and ATMs and conduct extensive promotional and advertising campaigns.

Additionally, banks and other financial institutions with larger capitalizations and financial intermediaries not subject to bank regulatory restrictions have larger lending limits than we have and are thereby able to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits, and range and quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances enable more companies to provide financial services. We also face competition from out-of-state financial intermediaries that have opened low-end production offices or that solicit deposits in their market areas. If we are unable to attract and retain banking customers, we may be unable to continue to grow our loan and deposit portfolios and our results of operations and financial condition may otherwise be adversely affected.

Changes in economic conditions, in particular an economic slowdown in Southern California, could materially and negatively affect our business.

Our business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond our control. A deterioration in economic conditions, whether caused by national or local concerns, in particular an economic slowdown in Southern California, could result in the following consequences, any of which could hurt our business materially: loan delinquencies may increase; problem assets and foreclosures may increase; demand for our products and services may decrease; low cost or noninterest bearing deposits may decrease; and collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans. The State of California and certain local governments in our market area continue to face fiscal challenges upon which the long-term impact on the State’s or the local economy cannot be predicted.

A significant portion of the combined company’s loan portfolio consists of construction loans, which have greater risks than loans secured by completed real properties.

At December 31, 2006, FCB Bancorp had outstanding construction and land development loans in the amount of $48.3 million, representing 14% of its loan portfolio. These types of loans generally have greater risks than loans on completed homes, multifamily properties and commercial properties. A construction loan generally does not cover the full amount of the construction costs, so the borrower must have adequate funds to pay for the balance of the project. Price increases, delays and unanticipated difficulties can materially increase these costs. Further, even if completed, there is no assurance that the borrower will be able to sell the project on a timely or profitable basis, as these are closely related to real estate market conditions, which can fluctuate substantially between the start and completion of the project. If the borrower defaults prior to completion of the project, the value of the project will likely be less than the outstanding loan, and we could be required to complete construction with our own funds to minimize losses on the project.

A downturn in the real estate market could negatively affect our business.

A downturn in the real estate market could negatively affect our business because a significant portion (approximately 83% for the Company as of December 31, 2006) of our loans are secured by real estate. Our ability to recover on defaulted loans by selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans.

Substantially all real property collateral for the Company is located in Southern California. If there is a significant decline in real estate values, especially in Southern California, the collateral for our loans would provide less security. Real estate values could be affected by, among other things, an economic slowdown, an increase in interest rates, earthquakes and other natural disasters particular to California.

We are subject to extensive regulation which could adversely affect our business.

Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. There are currently proposed laws, rules and regulations that, if adopted, would impact our operations. These proposed laws, rules and regulations, or any other laws, rules or regulations, may be adopted in the future, which could (1) make compliance much more difficult or expensive, (2) restrict our ability to originate, broker or sell loans or accept certain deposits, (3) further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by us, or (4) otherwise adversely affect our business or prospects for business.

We are exposed to risk of environmental liabilities with respect to properties to which we take title.

In the course of our business, we may own or foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

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

Risks Related to Our Common Stock

If First California is unable to integrate the operations of National Mercantile and FCB Bancorp successfully, its business and earnings may be negatively affected.

The Mergers involve the integration of companies that have previously operated independently. Successful integration of FCB Bancorp’s and National Mercantile’s operations will depend primarily on our ability to consolidate operations, systems and procedures and to eliminate redundancies and costs. No assurance can be given that we will be able to integrate the operations of the two companies without encountering difficulties including, without limitation, the loss of key employees and customers, the disruption of the respective ongoing businesses or possible inconsistencies in standards, controls, procedures and policies. Estimated cost savings and revenue enhancements are projected to come from various areas identified through the due diligence and integration planning process. The elimination and consolidation of duplicate tasks are projected to result in annual cost savings. If there are difficulties with the integration process, we might not achieve the economic benefits we expect to result from the Mergers, and this may hurt our future business and earnings. In addition, First California may experience greater than expected costs or difficulties relating to the integration of the businesses of the two companies, and/or may not realize expected cost savings from the Mergers within the expected time frame.

Certain preferences and rights of preferred stockholders of First California may negatively affect the rights of holders of First California common stock.

First California’s certificate of incorporation authorizes its Board of Directors to issue up to 2,500,000 shares of preferred stock and to determine the rights, preferences, powers and restrictions granted or imposed upon any series of preferred stock without prior shareholder approval. The preferred stock that may be authorized could have preference over holders of First California common stock with respect to dividends and other distributions upon the liquidation or dissolution of First California. If First California’s Board of Directors authorizes the issuance of additional series of preferred shares having a voting preference over common stock, such issuances may inhibit or delay the approval of measures supported by holders of common stock that require shareholder approval and consequently may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by our management and Board of Directors. Accordingly, such issuance could substantially impede the ability of public stockholders to benefit from a change in control or change of our management and Board of Directors and, as a result, may adversely affect the market price of our common stock and the stockholders’ ability to realize any potential change of control premium.

Currently, in the event of a voluntary or involuntary liquidation or dissolution, holders of series A convertible perpetual preferred stock of First California are entitled to receive a liquidation preference of $1,000 plus an amount equal to 8.5% per annum of the $1,000, which is deemed to have commenced accrual on December 10, 2001. This amount is payable out of the assets of First California before any distribution to holders of common stock. If the number of preferred shares having a similar liquidation preference increases, the chance that holders of common stock may receive a smaller distribution upon liquidation or dissolution may be higher.

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.

We depend heavily on the services of our President and Chief Executive Officer, C. G. Kum, our Executive Vice President and Chief Financial Officer, Romolo C. Santarosa, our Executive Vice President and Head of Commercial Banking, Thomas Anthony, our Executive Vice President and Chief Credit Officer, Robert W. Bartlett, and our Executive Vice President and Chief Strategy Officer, David R. Brown and a number of other key management personnel. The loss of any of their services or that of other key personnel could materially and adversely affect our future results of operations and financial condition. Our success also depends in part on our ability to attract and retain additional qualified management personnel. Competition for such personnel is strong in the banking industry and we may not be successful in attracting or retaining the personnel we require.

We expect only a limited trading market for our common stock, which could lead to significant price volatility.

We expect the trading volumes of the common stock of First California to be modest. The limited trading market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading to significant price volatility in excess of that which would occur in a more active trading market of our common stock. In addition, even if a more active market in our common stock develops, it is possible that such a market may not continue or that stockholders may not be able to sell their shares.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Bank owns its executive offices located at 1100 Paseo Camarillo, Camarillo, California. The building has approximately 5,100 square feet of space and adequate parking facilities.

The Bank also leases approximately 5,931 square feet of space for its administrative functions located at 730 Paseo Camarillo, Camarillo, California. The lease is with an unaffiliated third party. The lease term is for 5 years and commenced on August 1, 2004. The monthly base rent for the premises is $7,689 for 2007.

The Bank owns its main branch located at 1150 Paseo Camarillo, Camarillo, California. The building has approximately 9,032 square feet of space and adequate parking facilities.

The Bank also leases approximately 4,000 square feet of space for its Westlake Village Branch Office located at 32111 Agoura Road, Westlake Village, California. The lease term is for 5 years and commenced on September 1, 2004, with one 5-year renewal option. The lease is with an unaffiliated third party. The monthly base rent for the premises is $6,800 for 2007.

The Bank also leases approximately 1,672 usable square feet of space for its Oxnard Branch Office located at 300 Esplanade Drive, Suite 102, Oxnard, California. The premises is located on the first floor. The lease term is for 5 years and commenced on April 1, 2000, with one 5-year renewal option. The lease is with an unaffiliated third party. The Bank exercised its option and the monthly base rent for the premises is $3,496 for 2007.

The Bank also leases approximately 2,373 square feet of space for its Ventura Branch Office located at 1794 S. Victoria, Suite B, Ventura, California. The premises is located on the first floor. The lease term is for 10 years and commenced on August 26, 2002, with two 5-year renewal options. The lease is with an unaffiliated third party. The monthly base rent for the premises is $7,473 for 2007.

The Bank also leases approximately 3,850 square feet of space for its Thousand Oaks Branch Office located at 11 E. Hillcrest Drive, Suite A, Thousand Oaks, California. The lease term is for 10 years and commenced on October 15, 2003, with two 5-year renewal options. The lease is with an unaffiliated third party. The monthly base rent for the premises is $14,236 for 2007.

The Bank also leases approximately 5,000 square feet of space for its ground lease located at Simi Valley Towne Center, Simi Valley, California. The lease term is for 20 years. Estimated occupancy will commence on January 2006, with six 5-year renewal options. The lease is with an unaffiliated third party. The monthly base rent for the premises is $10,417 for 2007.

The Bank also leases approximately 3,478 square feet of space for its Sherman Oaks Loan Production Office located at 13245 Riverside Dr. Suite 540, Sherman Oaks, California. The lease term is for five years and commenced on March 1, 2006. The lease is with an unaffiliated third party. The monthly base rent for the premises was $7,304 for 2007.

The Bank owns its Irvine Branch Office located at 19752 MacArthur Blvd., Irvine, California 92612. The building has approximately 21,000 square feet of space and adequate parking facilities.

The Bank also leases approximately 1,585 square feet of space for its Torrance Loan Production Office located at Park Del Amo, 2377 Crenshaw Boulevard, Suite 130, Torrance, California. The lease term is for five years and commenced on April 1, 2003, with one 3-year renewal option. The lease is with an unaffiliated third party. The monthly base rent for the premises was $2,695 for 2007.

The Bank also leases approximately 1,491 square feet of space for its Anaheim Hills Branch Office located at 168 S. Fairmont Boulevard, Suite O, Anaheim Hills, California. The lease term commenced on March 7, 1995, and the Bank exercised its option to renew for two year, commencing on July 16, 2006 through July 15, 2008. The monthly base rent for the premises is $3,223 during the one-year lease option to renew period.

The Bank believes that its premises will be adequate for present and anticipated needs. The Bank also believes that it has adequate insurance to cover its premises.

Item 3.	Legal Proceedings

As a result of the Mergers, FCB Bancorp ceased to exist as of March 12, 2007. With respect to First California, its successor, the nature of its business as successor to FCB Bancorp and National Mercantile causes it to be involved in routine legal proceedings from time to time. First California is not aware of any pending or threatened legal proceedings expected to have a material adverse effect on its business, financial condition, results of operations or cash flow.

Item 4.	Submission of Matters to a Vote of Security Holders

There was no submission of matters to a vote of shareholders during the quarter ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As a result of the Mergers, FCB Bancorp has ceased to exist. Accordingly, there are no longer any outstanding securities of FCB Bancorp. Information required by Item 201 of Regulation S-K regarding the market for FCB Bancorp’s common equity prior to the Mergers is included below.

The common stock of FCB Bancorp’s successor, First California, began trading on the Nasdaq Global Market under the symbol “FCAL” on March 13, 2007. Prior to the Mergers, the common stock of FCB Bancorp was quoted on the OTC Bulletin Board, or the OTCBB, under the symbol “FCBA”. FCB Bancorp’s common stock commenced trading under the symbol “FCBA” in October 2005. Prior to that date, FCB Bancorp’s common stock traded under the symbol “FCAA.” The information in the following table indicates the high and low sales prices and volume of trading for FCB Bancorp’s common stock for each quarterly period since January 1, 2005, and is based upon information provided by the OTC Bulletin Board. Because of the limited market for FCB Bancorp’s common stock, these prices may not be indicative of the fair market value of the common stock. The information does not include transactions for which no public records are available. The trading prices in such transactions may be higher or lower than the prices reported below.

	High	Low	Approximate Number of Shares Traded
2005
First Quarter	$23.00	$22.50	190,970
Second Quarter	22.33	19.25	10,660
Third Quarter	20.95	19.80	12,674
Fourth Quarter	21.00	19.50	67,028

2006
First Quarter	$22.00	$20.00	19,980
Second Quarter	24.00	20.00	146,894
Third Quarter	22.95	20.80	99,460
Fourth Quarter	23.95	21.92	95,312

At March 13, 2007, FCB Bancorp had no shareholders of record for its common stock.

Dividends

FCB Bancorp has not paid a cash dividend on its common stock within the past two fiscal years. Prior to the Mergers, FCB Bancorp’s Articles of Incorporation provided that after the preferential dividends upon all other classes and series of stock entitled thereto have been paid or declared and set apart for payment and after FCB Bancorp had complied with all requirements, if any, with respect to the setting aside of sums as a sinking fund or for a redemption account on any class of stock, then the holders of FCB Bancorp common stock were entitled to receive any dividends declared by the Board of Directors out of funds legally available therefor under the laws of the State of California. As a California corporation, under the California General Corporation Law, generally FCB Bancorp could not pay dividends in cash or property except (i) out of positive retained earnings or (ii) if, after giving effect to the distribution, FCB Bancorp’s assets would be at least 1.25 times its liabilities and its current assets would exceed its current liabilities (determined on a consolidated basis under generally accepted accounting principles).

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth as of December 31, 2006 information regarding outstanding options under all of our equity compensation plans and the number of shares available for future option grants under equity compensation plans currently in effect. All equity plans of FCB Bancorp, in addition to those of National Mercantile, and all outstanding option awards were assumed by First California in the Mergers.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plans approved by shareholders:
2005 Stock Option Plan	153,900	$18.51	46,100
Plans not approved by shareholders:
None	N/A	N/A	N/A

Total	153,900	$18.51	46,100

See “Item 11. Executive Compensation — Employment Arrangements and Other Factors Affecting 2006 Compensation — FCB Bancorp Stock Options” contained herein for a summary of the provisions of our 2005 Stock Option Plan.

Recent Sales of Unregistered Securities

We did not sell any of our equity securities during the quarter ended December 31, 2006 which were not registered under the Securities Act.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended December 31, 2006.

Item 6.	Selected Financial Data

The following table compares selected financial data for 2006 with the same data for the four prior years. The following data has been derived from the consolidated financial statements of the Company and should be read in conjunction with those statements, which are included in this report.

	As of or for the years ended December 31,
(in thousands, except per share data)	2006	2005	2004	2003	2002
Results of Operations
Net interest income	$20,835	$15,237	$11,656	$10,898	$9,141
Provision (credit) for loan losses	(297)	488	418	510	510
Noninterest income	3,137	1,995	1,925	1,899	1,240
Noninterest expense	16,541	11,553	9,409	8,836	7,222
Net income	$4,830	$3,224	$2,435	$2,207	$1,614

Financial Position
Assets	$510,016	$467,111	$283,745	$256,285	$203,907
Loans held for sale	8,419	8,502	870	342	352
Loans	356,933	334,381	182,003	157,610	142,027
Allowance for loan losses	3,527	4,105	2,346	2,325	1,970
Goodwill and other intangibles	17,376	16,951	—	—	—
Deposits	390,846	372,348	227,190	211,929	186,661
Junior subordinated debentures	10,310	10,310	—	—	—
Shareholders’ equity	$51,067	$45,779	$22,545	$18,365	$16,448

Per Share Data:
Earnings per share:
Basic	$1.47	$1.31	$1.17	$1.12	$0.91
Diluted	$1.47	$1.30	$1.14	$1.10	$0.86
Book value per share	$15.58	$13.97	$10.42	$9.26	$8.38
Tangible book value per share	$10.28	$8.79	$10.42	$9.26	$8.38

Selected Ratios
Return on average equity	10.03%	11.04%	11.97%	12.67%	11.24%
Return on average assets	0.98%	0.96%	0.91%	0.99%	0.88%
Efficiency ratio (1)	68.65%	66.96%	69.76%	68.92%	69.78%
Net interest margin (tax equivalent) (2)	4.84%	5.00%	4.78%	5.45%	5.47%
Nonaccrual loans to loans	—	—	1.19%	1.55%	0.27%
Net charges-offs to average loans	0.04%	0.04%	0.21%	0.04%	0.17%
Allowances for loan losses to loans	0.99%	1.20%	1.28%	1.47%	1.38%
Equity to assets	10.01%	9.80%	7.95%	7.17%	8.07%
Tangible equity to tangible assets	6.84%	6.40%	7.95%	7.17%	8.07%
Total capital ratio (3)	12.01%	11.74%	12.25%	11.57%	11.51%
Tier 1 capital ratio (3)	11.07%	10.60%	11.04%	10.32%	10.26%
Tier 1 leverage ratio (3)	9.07%	8.69%	8.61%	7.54%	8.14%

(1)	Computed by dividing noninterest expense by net interest income and noninterest income.
The ratio is a measurement of the amount of revenue that is utilized to meet overhead expenses.
(2)	Computed by dividing net income on a tax equivalent basis by average earning assets.
(3)	Bank only data for 2002-2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is designed to provide a better understanding of significant trends related to the consolidated results of operations and financial condition of FCB Bancorp and its wholly-owned subsidiaries. To the extent such discussion is forward-looking, references to “we,” “our” and “us” mean First California and its consolidated subsidiaries after the Mergers. This discussion and information is derived from our audited consolidated financial statements and related notes for the three years ended December 31, 2006, 2005, and 2004. You should read this discussion in conjunction with those consolidated financial statements.

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

Allowance for loan losses

An estimate of probable losses incurred in the loan portfolio is necessary in determining the amount of the allowance for loan losses which is presented as a reduction of our loan balances. The provision for loan losses, charged to operations, is the amount that is necessary to establish the allowance. The information used by us to make this estimate is described later in this section and in the notes to the consolidated financial statements. The allowance for loan losses was $3,527,000 at December 31, 2006 and was $4,105,000 at December 31, 2005.

Income taxes

An estimate of probable income tax benefits that will not be realized in future years is required in determining the necessity for a valuation allowance for deferred tax assets. The information used by us to make this estimate is described later in this section and in the notes to the consolidated financial statements. Net deferred tax assets were $249,000 at December 31, 2006 and were $730,000 at December 31, 2005; there was no valuation allowance at either period end.

Goodwill

An estimate of probable impairment loss is required in determining the carrying value of goodwill. An impairment loss is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The information used by us to make this estimate is described later in this section and in the notes to the consolidated financial statements. Goodwill was $16,835,000 at December 31, 2006; there was no impairment loss at year end.

Overview

FCB Bancorp was a bank holding company arising from a transaction in which the shareholders of First California Bank exchanged their common shares for that of FCB Bancorp on a share-for-share basis. As a result of this transaction, First California Bank became a wholly-owned subsidiary of FCB Bancorp on September 30, 2005. Prior to the Mergers as a result of which FCB Bancorp ceased to exist, FCB Bancorp and First California Bank were related entities; accordingly, the consolidated financial position and results of operations for the year ended December 31, 2006 and all other prior periods have been restated to reflect the combined entities.

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

The acquisition was accounted for using the purchase method of accounting; accordingly, the December 31, 2006 and 2005 consolidated statements of financial position of the Company include the fair value of the assets acquired and the liabilities assumed of South Coast Bancorp, Inc. The consolidated results of operations, however, reflects only the consolidated activities after the merger was consummated on September 30, 2005.

On December 5, 2005, FCB Bancorp sold South Coast Commercial Bank to Woori America Bank pursuant to a merger transaction for a premium of $1.0 million before taxes and expenses (the “Woori Merger”). The net premium reduced previously recognized goodwill that arose from our purchase of South Coast Commercial Bank on September 30, 2005. Also on December 5, 2005, in a separate but related transaction, First California Bank, acquired essentially all of the assets and liabilities of South Coast Commercial Bank, including substantially all current loan and deposit accounts. The purchase and assumption transaction closed immediately prior to the Woori Merger.

Net income for 2006 increased 50 percent to $4,830,000, or $1.47 per diluted share, compared with $3,224,000, or $1.30 per diluted share, for 2005. For 2004, net income was $2,435,000 or $1.14 per diluted share. The earnings per share data for 2006 reflect the increase in outstanding weighted average shares that resulted from the issuance of 1,115,000 new shares at the end of the third quarter of 2005.

The following table presents a summary of net income:

(in thousands, except per share)	For the years ended December 31,
	2006	2005	2004
Net income	$4,830	$3,224	$2,435

Basic earnings per share	$1.47	$1.31	$1.17
Diluted earnings per share	$1.47	$1.30	$1.14

Basic weighted average shares	3,278	2,467	2,080
Diluted weighted average shares	3,295	2,488	2,136

Results of Operations — for the three years ended December 31, 2006

Net interest income

Net interest income for 2006 was $20,835,000, up 37 percent from $15,237,000 for 2005. Net interest income was $11,656,000 for 2004. The increase in net interest income reflects the increase in earning assets stemming from an increase in our business lending and from the acquisition completed at the end of the third quarter of 2005. Average earning assets increased 42 percent to $435,321,000 for 2006 from $307,376,000 for 2005. Average earning assets for 2004 were $247,283,000.

The net interest margin (on a tax equivalent basis) for 2006 was 4.84% compared with 5.00% for 2005. Net interest margin was 4.78% for 2004. The decrease in the net interest margin in 2006 reflects the higher cost of interest bearing deposits and borrowings and the higher proportion of interest bearing funds to interest earning assets. The increase in the net interest margin in 2005 reflects the general increase in interest rates.

Average loans were $361,979,000 for 2006 and represented 83 percent of average earning assets, compared with $226,216,000 and 74 percent for 2005. For 2004, average loans were $168,614,000 or 68 percent of average earning assets. Average loans increased 60 percent for 2006 and 34 percent for 2005. The increase in loans reflects the 2005 acquisition, the expansion of our branch network over these periods and the success of our business strategy.

Average securities were $69,318,000 for 2006 and represented 16 percent of average earning assets, compared with $75,718,000 and 25 percent for 2005. For 2004, average securities were $72,892,000 or 29 percent of average earning assets. Average securities decreased 8 percent for 2006 after having increased 4 percent for 2005. The proceeds from maturing securities and principal repayment were used to fund, in part, the increase in average loans.

Average deposits were $386,606,000 for 2006 and represented 89 percent of average earning assets, compared with $266,553,000 and 87 percent of average earning assets for 2005. Average deposits were $215,066,000 or 87 percent of average earning assets for 2004. Average deposits increased 45 percent for 2006 and 24 percent for 2005. Average certificates of deposit increased substantially in 2006 reflecting both the acquisition completed at the end of the third quarter of 2005 and the more favored deposit choice of our customers in 2006. Noninterest bearing demand deposits for the same periods increased 7 percent and 17 percent, respectively. We do not accept broker certificates of deposits.

Average borrowed funds for 2006 were $48.1 million compared with $37.8 million for 2005 and $29.8 million for 2004. The increase in borrowings reflects the issuance of $10.3 million of junior subordinated debentures at the end of the 2005 third quarter and higher levels of FHLB advances in support of earning asset growth.

The following table presents average balances and interest income or interest expense, with resulting average yield or rates on a tax equivalent basis, by earning asset or interest bearing liability category:

	For the years ended December 31,
	2006			2005			2004
(in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Commercial	$107,653	$9,880	9.18%	$87,372	$7,049	8.07%	$69,317	$5,046	7.28%
Real estate	246,574	19,376	7.86%	131,252	9,342	7.12%	94,089	5,758	6.12%
Consumer	7,752	626	8.08%	7,592	518	6.82%	5,208	405	7.77%

Total loans	361,979	29,882	8.26%	226,216	16,909	7.47%	168,614	11,209	6.65%

Taxable	57,792	2,302	3.98%	67,399	2,306	3.42%	65,583	1,970	3.00%
Nontaxable	11,526	444	5.84%	8,319	321	5.85%	7,309	299	6.20%

Total securities	69,318	2,746	4.29%	75,718	2,627	3.69%	72,892	2,269	3.32%

Federal funds sold	3,977	190	4.77%	4,626	152	3.29%	5,640	72	1.31%
Deposits with banks	47	1	2.87%	816	26	3.18%	137	2	0.66%

Total earning assets	435,321	32,819	7.59%	307,376	19,714	6.47%	247,283	13,552	5.54%

Non-earning assets	49,848			27,753			19,220

Total assets	$485,169			$335,129			$266,503

Interest bearing demand deposits	$20,494	$86	0.42%	$20,694	$39	0.19%	$19,775	$21	0.11%
Savings	82,794	1,776	2.15%	68,568	717	1.05%	61,697	487	0.79%
Certificates of deposit	181,296	7,811	4.31%	81,985	2,522	3.08%	52,139	809	1.55%

Total interest bearing deposits	284,584	9,673	3.40%	171,247	3,278	1.91%	133,611	1,315	0.98%

Federal funds purchased	198	12	6.04%	92	4	4.08%	70	2	2.51%
FHLB advances	37,639	1,665	4.42%	35,139	1,041	2.96%	29,706	579	1.95%
Junior subordinated debentures	10,310	634	6.15%	2,519	154	6.15%	—	—	—

Total borrowed funds	48,147	2,311	4.80%	37,750	1,199	3.18%	29,776	581	1.95%

Total interest bearing funds	332,731	11,984	3.60%	208,997	4,477	2.14%	163,387	1,896	1.16%

Noninterest bearing demand deposits	102,022			95,306			81,455
Other liabilities	2,093			1,611			1,315
Shareholders’ equity	48,323			29,215			20,346

Total liabilities and shareholder’s equity	$485,169			$335,129			$266,503

Net interest income		$20,835			$15,237			$11,656
Net interest margin (tax equivalent)			4.84%			5.00%			4.78%

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

The following tables present changes in net interest income attributable to volume and rate for the periods indicated:

	2006 to 2005 Change in Interest Income/Expense due to:			2005 to 2004 Change in Interest Income/Expense due to:
(in thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest income
Interest on loans	$261	$12,712	$12,973	$1,870	$3,829	$5,699
Interest on securities	341	(222)	119	270	88	358
Interest on federal funds sold	59	(21)	38	91	(13)	78
Interest on deposits with banks	—	(25)	(25)	23	4	27

Total interest income	661	12,444	13,105	2,254	3,908	6,162

Interest expense
Interest bearing demand deposits	48	(1)	47	17	1	18
Savings	910	149	1,059	175	54	229
Certificates of deposit	2,234	3,054	5,288	1,254	462	1,716

Total interest on deposits	3,192	3,202	6,394	1,446	517	1,963

Interest on borrowings	781	331	1,112	462	156	618

Total interest expense	3,973	3,534	7,507	1,908	673	2,581

Net interest income	$(3,312)	$8,910	$5,598	$346	$3,235	$3,581

Provision for loan losses

We have experienced positive asset quality measures — low levels of delinquencies, low levels of nonaccrual loans, and low levels of net charge-offs — for an extended period of time. In light of this, as well as our continued critical evaluation of other relevant data, we reduced the allowance for loan losses with a credit to operations of $450,000 for the third quarter of 2006. For the year of 2006, the credit to operations totaled $297,000. The provision for loan losses for 2005 was $488,000. For 2004 the provision for loan losses was $418,000.

Noninterest income

Noninterest income was $3,137,000 for 2006 compared with $1,995,000 for 2005. Noninterest income was $1,925,000 for 2004.

Service charges on deposit accounts were $1,081,000 for 2006, little changed from $1,083,000 and $1,056,000 for 2005 and 2004, respectively. The increase in deposit activity fees was offset by an increase in the available earnings credit applied to commercial deposit accounts. Service charges on deposit accounts increased 3 percent in 2005 from 2004 reflecting the higher level of deposit accounts as well as a general increase in scheduled service fees.

Earnings on cash surrender value of life insurance were $420,000 for 2006 compared with $226,000 for 2005. Earnings for 2004 were $224,000. The increase in earnings reflects the purchase of life insurance policies in the first quarter of 2006 to support life insurance benefits for several key employees and salary continuation benefits for certain executives.

Loan commissions and sales totaled $1,053,000 for 2006, up from $344,000 for 2005. For 2004, loan commissions and sales totaled $219,000. We originate and sell commercial and multifamily mortgages. We also originate SBA 7(a) loans and sell the guaranteed portion of the loan into the secondary market for a gain. We also receive commissions by arranging SBA 504 loans, and commercial and multifamily mortgages for customers that are ultimately funded by others. The change in income reflects the change in the number and amount of loans sold or brokered in each period.

Commercial and multifamily mortgages originated and sold in 2006 totaled approximately $40.9 million. Gains from these sales were $688,000. Loan commissions on brokered commercial and multifamily mortgages were $139,000. SBA 7(a) loans originated and sold were approximately $2.5 million for a gain of $183,000. We also sold our credit card portfolio that had an average balance of $300,000 for 2006 for a gain of $22,000.

Other income includes dividends on FHLB stock which were higher in 2006 than in 2005 as a result of higher FHLB stock investment. Other income also includes rental income from the Irvine property that was part of the acquisition at the end of the 2005 third quarter.

The following table presents a summary of noninterest income:

	For the years ended December 31,
(in thousands)	2006	2005	2004
Service charges on deposit accounts	$1,081	$1,083	$1,056
Earnings on cash surrender value of life insurance	420	226	224
Commissions on brokered loans	160	226	132
Net gain on sales of loans	893	118	87
Net servicing fees	53	47	42
Net gain (loss) on sales of securities	(20)	2	94
Other income	550	293	290

Total noninterest income	$3,137	$1,995	$1,925

Noninterest expense

Noninterest expense for 2006 was $16,541,000 up 43 percent from $11,553,000 for 2005. Noninterest expense for 2004 was $9,409,000. The efficiency ratio was 68.65 percent for 2006 compared with 66.96 percent for 2005 and 69.76 percent for 2004.

We have pursued a growth strategy through de novo branching. This requires us to recruit and hire personnel and lease or build facilities to operate and house the new branch. These expenses are incurred prior to the opening of the branch and generally are in excess of the income from the branch when it commences operations. The increase in salaries and benefits expense and premises and equipment expense reflects this growth strategy. We opened a new loan production office in Sherman Oaks in the first quarter of 2006 and have since added lending, business development, and credit administration personnel. The Simi Valley office was opened in January of 2005 and then moved into a newly built and owned branch building in December 2005. We also expanded into a new operations center in the summer of 2004 consolidating into one facility loan, deposit and technology operations.

The following table presents a summary of noninterest expense:

	For the years ended December 31,
(in thousands)	2006	2005	2004
Salaries and employee benefits	$9,357	$6,693	$5,373
Premises and equipment	2,579	1,832	1,301
Data processing	757	589	758
Legal, audit, and other professional services	918	485	418
Printing, stationary, and supplies	276	195	141
Telephone	261	175	163
Directors’ fees	132	132	128
Advertising and marketing	742	412	299
Postage	116	77	81
Other expenses	1,403	963	747

Total noninterest expense	$16,541	$11,553	$9,409

Income taxes

The provision for income taxes was $2,898,000 for 2006 compared with $1,967,000 for 2005. The provision for income taxes was $1,319,000 for 2004. The effective tax rate was 37.5 percent for 2006 compared with 37.9 percent for 2005 and 35.1 percent for 2004.

The combined federal and state statutory rate for all periods was 41.1 percent. The effective tax rate was less than the combined statutory tax rate as a result of excluding from taxable income interest income on municipal securities and the earnings on the cash surrender value of life insurance.

Financial Position — December 31, 2006 compared with December 31, 2005

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

Loans

Total loans increased 7 percent to $365,352,000 at December 31, 2006 from $342,883,000 at December 31, 2005. Total loans were $182,873,000 at December 31, 2004. Loan growth is the result of our acquisition, increased lending in our immediate market area and the opening of four additional banking offices since September 1999.

The following table presents the portfolio of loans:

	For the years ended December 31,
(in thousands)	2006	2005	2004	2003	2002
Commercial mortgage	$163,851	$183,761	$77,445	$81,073	$79,668
Multifamily mortgage	28,088	31,708	5,142	6,223	—
Commercial loans and lines	64,393	64,271	68,996	42,076	31,876
Construction	48,291	28,157	12,330	16,540	16,842
Home equity loans and lines	7,664	8,689	2,114	5,808	7,036
Home mortgage	42,237	13,443	11,558	2,898	2,756
Installment & credit card	2,409	4,352	4,418	2,992	3,849

Total loans	356,933	334,381	182,003	157,610	142,027
Allowance for loan losses	(3,527)	(4,105)	(2,346)	(2,325)	(1,970)

Loans, net	$353,406	$330,276	$179,657	$155,285	$140,057

Loans held for sale	$8,419	$8,502	$870	$342	$352

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

Commercial mortgage loans, the largest segment of our portfolio, were 46 percent of total loans at December 31, 2006 compared with 55 percent and 43 percent at December 31, 2005 and 2004. Commercial mortgage loans are collateralized by many different commercial property types. Our top three categories have been office, industrial, and retail, representing approximately 80 percent of commercial mortgage loans. In addition, most of our commercial property lending is in Ventura, Orange and Los Angeles Counties.

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

Multifamily residential mortgage loans were 8 percent of total loans at December 31, 2006 compared with 9 percent and 3 percent at December 31, 2005 and 2004. Multifamily mortgage loans are collateralized by apartments mostly located in our tri-county market area. Multifamily mortgage loans are underwritten in a fashion similar to commercial mortgage loans described above.

Commercial loans represent the next largest category of loans and were 18 percent of total loans at December 31, 2006, down from 19 percent at December 31, 2005 and 38 percent at December 31, 2004. Commercial loans are made for the purpose of providing working capital, equipment purchases and business expansion. Commercial loans may be unsecured or secured by assets such as equipment, inventory, accounts receivables, and real property. Personal guarantees of the business owner may also be present. Additionally, these loans may also have partial guarantees from the U.S. Small Business Administration (“SBA”) or other federal or state agencies. The commercial loan portfolio is made up of broadly diversified business sectors with the largest sectors in real estate/construction, finance and insurance, healthcare, manufacturing and professional services.

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

We also have a portfolio of higher-yielding, asset-based loans that involves us purchasing customer invoices on a recourse basis. This product is called “Cash Flow Maximizer” (“CFM”). Using software, technical and marketing support provided by a third-party vendor, we are able to purchase customer invoices, with full recourse, at a discount and pay the customer 98.5 to 95.0 percent of the face value of the invoice. The amount is repaid, generally in 30 to 45 days, by the merchant remitting payment of the invoice directly to us. The discount is recognized in income at the time of purchase. We further reduce the purchase amount to the customer by an average of 10 percent of the face value of the invoice; setting aside this reserve amount in a restricted interest-bearing savings account held by us to cover any losses on any purchase. Additionally, as part of our normal analysis of the adequacy of our allowance for loan losses, we allocate approximately one percent to outstanding CFM balances. As of December 31, 2006, there were 10 active accounts with outstanding balances of $4.8 million. A year ago, there were 20 active accounts with outstanding balances of $9.1 million. The decline reflects our decision to de-emphasize this activity. CFM is included in the commercial loan category in the loan distribution table.

Construction loans represent 14 percent of total loans at December 31, 2006 compared with 8 percent at December 31, 2005 and 7 percent at December 31, 2004. Construction loans represent single-family and commercial building projects and are approximately evenly divided between the two types. Construction loans are typically short term, with maturities ranging from 12 to 18 months. For commercial projects, we have a maximum loan-to-value requirement of 70 percent of the FIRREA conforming appraised value. For residential projects, the maximum loan-to-value ranges from 80 percent on loans under $500,000 to 70 percent on loans of $1,000,000 or more. We require the borrower to provide in cash at least 20 percent of the cost of the project. At the borrower’s expense, we use a third party vendor for funds control, lien releases and inspections. In addition, we regularly monitor the marketplace and the economy for evidence of deterioration in real estate values.

The following table presents the scheduled maturities of fixed and adjustable rate loans:

	December 31, 2006
(in thousands)	One year or less	After one year to five years	After five years	Total
Fixed rate loan
Commercial mortgage	$366	$5,419	$84	$5,869
Multifamily mortgage	—	—	1,562	1,562
Commercial loans and lines	5,015	3,832	(1)	8,846
Construction	—	2,056	—	2,056
Home mortgage	537	—	999	1,536
Installment & credit card	285	243	—	528

Total fixed rate loan maturities	6,203	11,550	2,644	20,397

Adjustable rate loan
Commercial mortgage	2,272	31,278	124,432	157,982
Multifamily mortgage	2,775	2,449	21,302	26,526
Commercial loans and lines	29,438	15,333	10,776	55,547
Construction	39,183	7,052	—	46,235
Home equity loans	159	930	6,575	7,664
Home mortgage	1,437	3,086	36,178	40,701
Installment & credit card	1,128	39	714	1,881

Total adjustable rate loan maturities	77,112	60,167	199,977	336,536

Total maturities	$83,315	$71,717	$202,621	$356,933

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

Our loan policy provides procedures designed to evaluate and assess the risk factors associated with our loan portfolio, to enable us to assess such risk factors prior to granting new loans and to evaluate the sufficiency of the allowance for loan losses. We conduct an assessment of the allowance on a monthly basis and undertake a more critical evaluation quarterly. At the time of the monthly review, the Board of Directors will examine and formally approve the adequacy of the allowance. The quarterly evaluation includes an assessment of the following factors: any external loan review and any regulatory examination, estimated probable loss exposure on each pool of loans, concentrations of credit, value of collateral, the level of delinquency and non-accruals, trends in the portfolio volume, effects of any changes in the lending policies and procedures, changes in lending personnel, present economic conditions at the local, state and national level, the amount of undisbursed off-balance sheet commitments, and a migration analysis of historical losses and recoveries for the prior eight quarters.

Our evaluation of the adequacy of the allowance for loan losses includes a review of individual loans to identify specific probable losses and also assigns estimated loss factors to specific groups or types of loans to calculate possible losses. The allocated allowance is a result of these quantitative considerations. Our evaluation also considers subjective factors such as changes in local and regional economic and business conditions, financial improvement or deterioration in business sectors and industries, changes in lending practices, changes in personnel, changes in the volume and level of past due and nonaccrual loans and concentrations of credit. The unallocated allowance is a result of these qualitative considerations.

In the third quarter of 2006, we considered, among other things, the decline in the amount of loans outstanding from the second quarter; our positive asset quality measures; our experience in originating, underwriting and servicing real estate loans in a larger three county area over the past year; the depth and competency of our personnel; and the economic outlook and uncertainties of the real estate market.

The decline in the amount of loans outstanding in the third quarter from the second quarter reflects a slowing in business activity, borrower per-payments and our decision to de-emphasize a particular lending activity. We believe the decline we experienced is generally consistent with industry trends. We have also experienced low levels of nonaccrual loans and loans past due 90 days or more and still accruing. Further, we have experienced low levels of loans charged-off as well as favorable levels in the recovery of loans previously charged-off. We believe these are consistent with, if not more favorable, with industry trends. Following our September 2005 acquisition of South Coast Commercial Bank, which operated primarily in Los Angeles and Orange Counties and focused on commercial real estate lending, we successfully integrated origination, underwriting and servicing practices. As a result, the initial uncertainties with the change in our business markets and with our concentration in loans secured by real estate diminished.

We believe the risks associated with these quantitative and qualitative measures had clearly declined in the third quarter of 2006. As a result, we reduced the unallocated portion of the allowance for loan losses in the third quarter. The reduction in the allowance resulted in a credit to operations for the nine months ended September 30, 2006 of $297,000 (approximately $186,000 after tax) or $0.06 per basic share. Loans outstanding changed little from the third quarter to the end of the year. Positive asset quality measures continued to improve. As a result, there was no provision in the fourth quarter of 2006.

The ratio of the allowance for loan losses to loans was 0.99 percent at December 31, 2006 compared with 1.20 percent at December 31, 2005. While we believe that our allowance for loan losses was adequate at December 31, 2006 and December 31, 2005, the determination of the allowance is a highly judgmental process and we cannot assure you that we will not further increase or decrease the allowance or that bank regulators will not require us to increase or decrease the allowance in the future.

The following table presents the allowance for loan losses:

	For the years ended December 31,
(in thousands)	2006	2005	2004	2003	2002
Beginning balance	$4,105	$2,346	$2,325	$1,970	$1,680
Balance acquired in purchase	—	1,184	—	—	—
Provision (credit) for loan losses	(297)	488	418	510	510
Loans charged-off	(213)	(74)	(359)	(124)	(336)
Transfer to undisbursed commitment	(125)	(50)	(50)	(100)	—
Recoveries on loans charged-off	57	211	12	69	116

Ending balance	$3,527	$4,105	$2,346	$2,325	$1,970

Allowance to loans	0.99%	1.20%	1.28%	1.47%	1.38%

The allowance for loan losses on undisbursed commitments was $275,000 at December 31, 2006 compared with $200,000 at December 31, 2005. There have been no charges to the allowance since its inception. The allowance for losses on undisbursed commitments is included among “other liabilities” on the balance sheet.

The following table presents the allocation of the allowance to each loan category and the percentage relationship of loans in each category to total loans:

	For the years ended December 31,
	2006		2005		2004		2003		2002
(in thousands)	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total loans	Amount	Percent of Loans in Category to Total loans	Amount	Percent of Loans in Category to Total loans	Amount	Percent of Loans in Category to Total loans
Commercial mortgage	$1,109	46%	$1,273	39%	$821	44%	$899	55%	$470	56%
Mulitfamily mortgage	155	7%	159	5%	26	1%	—	—	—	—
Commercial loans	590	14%	1,062	32%	856	46%	421	27%	570	23%
Construction loans	851	18%	620	19%	62	3%	83	10%	84	12%
Home equity loans	46	2%	43	1%	13	1%	39	4%	35	5%
Home mortgage	253	12%	67	2%	58	3%	14	2%	14	2%
Installment and credit card	14	1%	60	2%	45	2%	26	2%	31	3%

Subtotal	3,018		3,284		1,881		1,482		1,204
Unallocated	509		821		465		843		766

Total	$3,527	100%	$4,105	100%	$2,346	100%	$2,325	100%	$1,970	100%

The allocation presented above should not be interpreted as an indication that charges to the allowance will be incurred in these amounts or proportions. The amounts attributed to each loan category are based on the analysis described above.

The following table presents past due and nonaccrual loans. We had no restructured loans for the periods presented.

	For the years ended December 31,
(in thousands)	2006	2005	2004	2003	2002
Accruing loans past due 90 days or more	$—	$137	$—	$132	$18
Nonaccrual loans	$—	$—	$2,180	$2,443	$333

Ratios:
Accruing loans past due 90 days or more to average loans	—	0.06%	—	0.09%	0.01%
Nonaccrual loans to average loans	—	—	1.29%	1.45%	0.25%

Interest income on nonaccrual loans:
Contractually due	$—	$—	$197	$254	$47
Collected	$—	$64	$69	$14	$52

Nonaccrual loans for 2004 and 2003 chiefly represents a participation in a construction loan with several other banks to a borrower who defaulted on the payment terms in 2003 and filed for bankruptcy. In December 2004, the bankruptcy court approved a settlement and the borrower has, in 2005, resumed payments under the approved settlement. The loan was returned to accruing status in the third quarter of 2005. There have been no charge-offs on this loan.

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

We enjoy a large base of core deposits (representing checking, savings and small balance certificates of deposit). At December 31, 2006 core deposits totaled $291.7 million. Core deposits represent a significant low-cost source of funds that support our lending activities and represent a key part of our funding strategy. We seek and stress the importance of both loan and deposit relationships with customers in our business plans.

Alternative funding sources include large balance certificates of deposits, federal funds purchased from other institutions, and borrowings.

Large balance certificates of deposits are not central to our funding strategy; however, we have participated in the State of California time deposit program, which began in 1977, for several years. The time deposit program is one element of a pooled investment account managed by the State Treasurer for the benefit of the State of California and all participating local agencies. The pooled investment account had approximately $60 billion in investments of which approximately $7 billion represented time deposits placed at various financial institutions. At December 31, 2006, State of California time deposits placed with us, with original maturities of three and six months, were $30.0 million. We believe that the State Treasurer will continue this program; we also believe that we have the ability to establish large balance certificates of deposit rates that will enable us to attract, replace, or retain those deposits accepted in our local market area if it becomes necessary under a modified funding strategy.

We, as a member of the FHLB, have access to borrowing arrangements with a maximum available borrowing of approximately $153.9 million. Borrowings under these arrangements are collateralized with our FHLB stock as well as with our loans and securities. As of December 31, 2006, we had borrowings outstanding with the FHLB of $54.7 million.

In addition, we have lines of credit with three other financial institutions providing for federal funds facilities up to a maximum of $14.0 million. The lines of credit support short-term liquidity needs and cannot be used for more than 30 consecutive days. These lines are unsecured, have no formal maturity date and can be revoked at any time by the granting institutions. There were no borrowings under these lines of credit at December 31, 2006.

We also maintain a secured borrowing facility of $800,000 with the Federal Reserve Bank of San Francisco. There were no borrowings under this facility at December 31, 2006.

Federal funds sold to other institutions provide an immediate source of liquidity. The securities portfolio also provides a source of liquidity through the periodic remittance of interest and principal. We purchase securities to generate interest income and to assist in the management of liquidity risk. Federal funds sold were $100,000 and securities were $86.0 million at December 31, 2006.

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

The following table presents securities, at amortized cost, by maturity distribution and weighted average yield (tax equivalent):

	For the year ended December 31, 2006
(in thousands)	One year or less	After one year to five years	After five years to ten years	Over ten years	Total
Maturity distribution
U.S. Treasury notes	$1,999	$505	$—	$—	$2,504
U.S. government agency notes	1,957	7,955	—	—	9,912
U.S. government agency mortgage-backed securities	1,378	25,305	8,810	16,210	51,703
Collateralized mortgage obligations	—	897	4,385	—	5,282
Municipal securities	—	1,040	7,484	9,082	17,606

Total	$5,334	$35,702	$20,679	$25,292	$87,007

Weighted average yield
U.S. Treasury notes	3.02%	3.36%	—	—	3.10%
U.S. government agency notes	4.72%	0.00%	—	—	0.94%
U.S. government agency mortgage-backed securities	4.07%	4.01%	4.43%	5.89%	4.67%
Collateralized mortgage obligations	—	4.93%	4.58%	—	4.64%
Municipal securities	—	5.51%	5.58%	6.04%	5.81%

Total	3.92%	4.15%	4.88%	5.92%	4.23%

Securities, at amortized cost, increased to $87,007,000, or 15.4 percent, at December 31, 2006 from $75,034,000 at December 31, 2005. Securities, at amortized cost, were $77,785,000 at December 31, 2004.

Net unrealized holding losses at December 31, 2006 and 2005 were $989,000 and $1,615,000, respectively. Net unrealized holding losses at December 31, 2004 were $440,000. As a percentage of securities, at amortized cost, unrealized holding losses were 1.14 percent, 2.15 percent and 0.57 percent at the end of each respective period. Securities are comprised largely of U.S. Government Agency obligations, mortgage-backed securities and California municipal general obligation bonds. We have evaluated the unrealized losses of these securities and determined, as of December 31, 2006, that they were temporary and were related to the fluctuation in market interest rates since purchase.

Deposits

We primarily accept deposits of small businesses located principally in Ventura, Los Angeles and Orange Counties. Average core deposits (representing checking, savings and small balance certificates of deposit (that is, balances under $100,000) were $290,331,000 for 2006, up 23% from 2005. For December 31, 2005 and 2004, core deposits averaged $236,908,000 and $190,283,000, respectively. Core deposits represent a significant low-cost source of funds that support our lending activities.

The following tables present the average balance and the average rate paid on each deposit category for the periods indicated:

	For the years ended December 31,
	2006		2005		2004
(in thousands)	Balance	Rate	Balance	Rate	Balance	Rate

Core deposits
Noninterest bearing demand deposits	$102,022		$95,306		$81,455
Interest checking	20,494	0.42%	20,694	0.19%	19,775	0.11%
Savings accounts	82,794	2.15%	68,568	1.05%	61,697	0.79%
Time deposits less than $100,000	85,021	4.12%	52,340	3.06%	27,356	1.33%

Total core deposits	290,331	2.85%	236,908	1.67%	190,283	0.80%

Noncore deposits
Time deposits of $100,000 or more	96,275	4.76%	29,645	3.10%	24,783	1.79%

Total core and noncore deposits	$386,606		$266,553		$215,066

Large balance certificates of deposits (that is, balances of $100,000 or more) totaled $99,186,000 at December 31, 2006. Large balance certificates of deposits were $74,018,000 at December 31, 2005 and $32,791,000 at December 31, 2004. A portion of these large balance time deposits represent deposits placed by the State Treasurer of California with the Bank. The remainder represent time deposits accepted from customers in our market area. There were no broker deposits during or as of any period presented.

The following table presents the maturity of large balance certificates of deposits for the periods indicated:

	For the Years Ending December 31,
	2006		2005		2004
(in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
Three months or less	$53,348	54%	$28,960	39%	$17,934	55%
Over three months through six months	18,511	19%	19,947	27%	7,571	23%
Over six months through one year	20,171	20%	9,358	13%	2,086	6%
Over one year	7,156	7%	15,753	21%	5,200	16%

Total	$99,186	100%	$74,018	100%	$32,791	100%

Borrowings

First California Bank is a member of the FHLB. Membership allows us to borrow, approximately $124.8 million at December 31, 2006, to meet funding needs and otherwise assist in the management of liquidity risk. Borrowings with the FHLB are collateralized with our investment in FHLB stock as well as with loans or securities from time to time. At December 31, 2006 our investment in FHLB stock totaled $2,679,000.

The following table presents the amounts and weighted average interest rate of FHLB advances.

	For the years ended December 31,
	2006		2005		2004
(in thousands)	Federal Home Loan Bank Advances	Weighted Average Interest rate	Federal Home Loan Bank Advances	Weighted Average Interest rate	Federal Home Loan Bank Advances	Weighted Average Interest rate
Amount outstanding at end of period	$54,695	5.03%	$36,319	3.70%	$32,850	2.39%
Maximum amount outstanding atany month-end during the period	$57,001	5.08%	$47,566	3.39%	$32,850	2.39%
Average amount outstanding during the period	$37,639	4.42%	$35,139	2.96%	$29,706	1.95%

The following table presents the maturities for FHLB advances:

(in thousands)	Amount	Maturity Year
Overnight advances	$26,695	2007
Term advances	14,500	2007
Term advances	9,000	2008
Term advances	4,500	2009

	$54,695

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

The following tables present the capital amounts and ratios of FCB Bancorp with a comparison to the minimum ratios for the periods indicated:

	Actual		For Capital Adequacy Purposes
(in thousands)	Amount	Ratio	Amount	Ratio
December 31, 2006

Total capital	$48,533	12.01%	$32,336	≥	8.00%
(to risk weighted assets)
Tier I capital	$44,731	11.07%	$16,168	≥	4.00%
(to risk weighted assets)
Tier I capital	$44,731	9.07%	$14,789	≥	3.00%
(to average assets)

	Actual		For Capital Adequacy Purposes
(in thousands)	Amount	Ratio	Amount	Ratio
December 31, 2005
Total capital	$44,545	11.74%	$30,352	≥	8.00%
(to risk weighted assets)
Tier I capital	$40,239	10.60%	$15,181	≥	4.00%
(to risk weighted assets)
Tier I capital	$40,239	8.69%	$13,889	≥	3.00%
(to average assets)

The following tables present the capital amounts and ratios of First California Bank with a comparison to the minimum ratios for the periods indicated:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provision
(in thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2006

Total capital	$45,938	11.38%	32,287	≥	8.00%	$40,359	≥	10.00%
(to risk weighted assets)
Tier I capital	$42,136	10.44%	16,144	≥	4.00%	$24,215	≥	6.00%
(to risk weighted assets)
Tier I capital	$42,136	8.87%	19,001	≥	4.00%	$23,752	≥	5.00%
(to average assets)

	Actual		For Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provision
(in thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2005
Total capital	$43,900	11.62%	30,224	≥	8.00%	$37,780	≥	10.00%
(to risk weighted assets)
Tier I capital	$39,595	10.48%	15,113	≥	4.00%	$22,669	≥	6.00%
(to risk weighted assets)
Tier I capital	$39,595	8.88%	17,836	≥	4.00%	$22,294	≥	5.00%
(to average assets)

Dividends declared by the Bank to FCB in any calendar year may not, without the approval of state banking regulators, exceed the lesser of the Bank’s retained earnings or the sum of net income for the three previous years less dividend paid. At December 31, 2006, the Bank had approximately $3.5 million available for dividends under these restrictions.

Commitments, Contingent Liabilities, Contractual Obligations and Off-Balance Sheet Arrangements

In the normal course of business, we make commitments to extend credit or issue letters of credit to customers. These commitments generally are not recognized in the balance sheet. These commitments do involve, to varying degrees, elements of credit risk; however, we use the same credit policies and procedures as we do for on-balance sheet credit facilities. Commitments to extend credit totaled $94,370,000 at December 31,

2006, compared with $79,056,000 at December 31, 2005, and $63,604,000 at December 31, 2004. Commercial and standby letters of credit were $1,239,000, $427,000, and $914,000 at December 31, 2006, 2005, and 2004, respectively.

The following is a schedule of our current contractual obligations by maturity or payment due date:

(in thousands)	For the year ended December 31, 2006
	Less Than One Year	One to Three Years	Three to Five Years	Greater Than Five Years	Total

FHLB overnight advances	$26,695	$—	$—	$—	$26,695
FHLB term advances	14,500	13,500	—	—	28,000
Salary continuation benefits	—	—	—	411	411
Director post-service award	—	82	—	—	82
Junior subordinated debentures	—	—	—	10,310	10,310
Operating lease obligations	752	1,387	1,090	2,773	6,002

Total	$41,947	$14,969	$1,090	$13,494	$71,500

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

We focus on the net re-pricing imbalances in the cumulative 1 year gap and the Board has established a policy of plus or minus 15 percent. The Board also has established a policy of plus or minus 30 percent for the cumulative 5 year gap. No policies have been established for the cumulative 3 month gap or the gap beyond 5 years. The 1 year gap ratio was within policy at December 31, 2006. The 5 year gap was also within policy at December 31, 2006.

The following table presents earning assets and interest bearing funds by re-pricing intervals:

	For the year ended December 31, 2006 By repricing interval
(in thousands)	0-3 Months	4 - 12 Months	1-5 Years	> 5 Years	Total
Loans	$205,354	$39,954	$115,656	$4,388	$365,352
Securities	4,298	10,131	34,873	36,716	86,018
Federal funds sold	100	—	—	—	100

Total earning assets	209,752	50,085	150,529	41,104	451,470

Deposits	121,756	130,543	32,950	—	285,249
Borrowings	29,695	11,500	13,500	—	54,695

Total deposits and borrowings	151,451	142,043	46,450	—	339,944

Interest rate sensitivity gap	$58,301	$(91,958)	$104,078	$41,104	$111,526

Cumulative gap	$58,301	$(33,656)	$70,422	$111,526

Cumulative gap as a percentage of earning assets	12.91%	-7.45%	15.60%	24.70%

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of FCB Bancorp and Subsidiaries:

We have audited the accompanying consolidated balance sheets of FCB Bancorp and Subsidiaries (the Company) as of December 31, 2006 and 2005 and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FCB Bancorp and Subsidiaries as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/    MOSS ADAMS LLP

Portland, Oregon

April 2, 2007

FCB BANCORP and subsidiaries

Consolidated balance sheets

	December 31, 2006	December 31, 2005
(in thousands, except share data)
Cash and due from banks	$14,058	$14,435
Federal funds sold	100	306
Securities available-for-sale, at fair value	86,018	73,419
Loans held for sale	8,419	8,502
Loans, net	353,406	330,276
Premises and equipment, net	10,169	10,315
Goodwill and other intangibles, net	17,376	16,951
Federal Home Loan Bank stock	2,679	2,395
Cash surrender value of life insurance	10,518	5,171
Accrued interest receivable and other assets	7,273	5,341

Total assets	$510,016	$467,111

Checking	$105,597	$112,596
Interest checking	18,571	23,691
Savings	83,831	79,273
Certificates of deposit, under $100,000	83,661	82,770
Certificates of deposit, $100,000 and over	99,186	74,018

Total deposits	390,846	372,348

Federal Home Loan Bank advances	54,695	36,319
Junior subordinated debentures	10,310	10,310
Accrued interest payable and other liabilities	3,098	2,355

Total liabilities	458,949	421,332

Commitments and Contingencies (Note 17)

Common stock, no par value, 10,000,000 authorized; shares issued and outstanding: 3,277,807 at December 31, 2006 and December 31, 2005	32,756	32,666
Retained earnings	18,893	14,063
Accumulated other comprehensive loss	(582)	(950)

Total shareholders’ equity	51,067	45,779

Total liabilities and shareholders’ equity	$510,016	$467,111

See accompanying notes.

FCB BANCORP and subsidiaries

Consolidated statements of operations

	Year ended December 31,
	2006	2005	2004
(in thousands, except per share data)
Interest and fees on loans	$29,882	$16,909	$11,209
Taxable interest on securities	2,302	2,306	1,970
Nontaxable interest on securities	444	321	299
Interest on federal funds sold	191	178	74

Total interest income	32,819	19,714	13,552

Interest on deposits	9,673	3,278	1,315
Interest on borrowings	2,311	1,199	581

Total interest expense	11,984	4,477	1,896

Net interest income	20,835	15,237	11,656

(Credit) provision for loan losses	(297)	488	418

Net interest income after (credit) provision for loan losses	21,132	14,749	11,238

Service charges on deposit accounts	1,081	1,083	1,056
Earnings on cash surrender value of life insurance	420	226	224
Commissions on brokered loans	160	226	132
Net gain on sales of loans	893	118	87
Net servicing fees	53	47	42
Net gain (loss) on sales of securities	(20)	2	94
Other income	550	293	290

Total noninterest income	3,137	1,995	1,925

Salaries and employee benefits	9,357	6,693	5,373
Premises and equipment	2,579	1,832	1,301
Data processing	757	589	758
Legal, audit, and other professional services	918	485	418
Printing, stationary, and supplies	276	195	141
Telephone	261	175	163
Directors’ fees	132	132	128
Advertising and marketing	742	412	299
Postage	116	77	81
Other expenses	1,403	963	747

Total noninterest expense	16,541	11,553	9,409

Income before provision for income taxes	7,728	5,191	3,754

Provision for income taxes	2,898	1,967	1,319

Net income	$4,830	$3,224	$2,435

Earnings per share
Basic	$1.47	$1.31	$1.17
Diluted	$1.47	$1.30	$1.14

See accompanying notes.

FCB BANCORP and subsidiaries

Consolidated statements of comprehensive income

	Year Ended December 31,
	2006	2005	2004
(in thousands)
Unrealized holding gains (losses) on securities available-for-sale arising during the period	$605	$(1,171)	$165
Reclassification adjustments for losses (gains) included in net income	20	(2)	(94)

Other comprehensive income (loss), before taxes	625	(1,173)	71
Income tax (expense) benefit related to items of other comprehensive income	(257)	481	(29)

Other comprehensive income (loss), net of tax	368	(692)	42
Net income	4,830	3,224	2,435

Comprehensive income	$5,198	$2,532	$2,477

Consolidated statements of changes in shareholders’ equity

(in thousands)	Year Ended December 31,
	2006	2005	2004
Common stock
Issuance of common stock	$—	$20,701	$1,703
Share-based compensation	90	—	—
Common stock, beginning of year	32,666	11,965	10,262

Common stock, end of year	$32,756	$32,666	$11,965

Retained earnings
Net income	$4,830	$3,224	$2,435
Retained earnings, beginning of year	14,063	10,839	8,404

Retained earnings, end of year	$18,893	$14,063	$10,839

Accumulated other comprehensive income (loss), net of tax
Accumulated other comprehensive income (loss), net of tax	$368	$(692)	$42
Accumulated other comprehensive loss, beginning of year	(950)	(258)	(300)

Accumulated other comprehensive loss, end of year	$(582)	$(950)	$(258)

See accompanying notes.

FCB BANCORP and subsidiaries

Consolidated statements of cash flows

	Year Ended December 31,
(in thousands)	2006	2005	2004
Net income	$4,830	$3,224	$2,435
Adjustments to reconcile net income to net cash from operating activities:
Realized net gains on sale of securities and loans	(873)	(120)	(181)
Net amortization of premiums and discounts on securities available-for-sale	128	339	567
Federal Home Loan Bank stock dividends	(124)	(63)	(82)
(Credit) provision for loan losses	(297)	488	418
Share-based compensation	90	—	—
Origination of loans held for sale	(43,733)	(10,556)	(1,442)
Proceeds from sale of loans	43,816	2,574	918
Deferred income taxes	226	277	188
Depreciation and amortization	1,121	770	460
Net appreciation in cash surrender value of life insurance	(384)	(189)	(190)
Change in accrued interest receivable and other assets	(2,910)	(835)	(889)
Change in accrued interest payable and other liabilities	743	145	169

Net cash (used for) from operating activities	2,633	(3,946)	2,371

Net change in federal funds sold	206	15,149	11,725
Proceeds from maturities, calls, and paydowns of securities available-for-sale	17,100	14,594	16,830
Proceeds from sales of securities available-for-sale	2,978	776	6,098
Purchases of securities available-for-sale	(32,199)	(6,051)	(35,901)
Purchases of Federal Home Loan Bank stock	(160)	(340)	(398)
Net increase in loans	(21,940)	(32,664)	(24,707)
Cash paid for purchase of nonbank subsidiary common stock	—	(310)	—
Cash paid, net of cash received, for net assets of bank subsidiary	—	(29,585)	—
Purchases of premises and equipment	(906)	(2,373)	(1,408)
Purchases of life insurance	(4,963)	—	—

Net cash used for investing activities	(39,884)	(40,804)	(27,761)

Net increase in deposits	18,498	17,511	15,261
Net change in FHLB overnight advances	16,676	10,019	—
Proceeds from FHLB term advances	20,500	10,000	—
Payments on FHLB term advances	(18,800)	(16,550)	7,850
Proceeds from issuance of junior subordinated debentures	—	10,310	—
Proceeds from issuance of common stock	—	20,701	—
Proceeds from exercise of warrants	—	—	1,703

Net cash from financing activities	36,874	51,991	24,814

Change in cash and due from banks	(377)	7,241	(576)

Cash and due from banks, beginning of period	14,435	7,194	7,770

Cash and due from banks, end of period	$14,058	$14,435	$7,194

Supplemental cash flow information:

Cash paid for interest	$11,619	$4,075	$1,519
Cash paid for income taxes	$2,725	$1,848	$1,154

Supplemental disclosure of noncash investing activities

Change in fair value of securities available-for-sale, net of taxes	$368	$(692)	$42
Non-cash increase of goodwill	$494	$16,341	$—

See accompanying notes.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and nature of operations — FCB Bancorp is a bank holding company arising from a transaction in which the shareholders of First California Bank exchanged their common stock for that of FCB Bancorp on a share-for-share basis. As a result of that transaction First California Bank became a wholly-owned subsidiary of FCB Bancorp on September 30, 2005. FCB Bancorp and First California Bank are related entities; accordingly, the consolidated financial position and results of operations as of and for the year ended December 31, 2006 and all other prior periods have been restated to reflect the combined entities. As of March 12, 2007, FCB Bancorp ceased to exist as a result of the completion of its previously announced merger with First California Financial Group, Inc. See “Note 21 — Subsequent Events” contained herein.

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

Reclassifications — Certain reclassifications have been made to the 2005 and 2004 consolidated financial statements to conform with current year presentation. These reclassifications have no effect on previously reported net income.

Cash and due from banks — Cash and due from banks include amounts the Bank is required to maintain to meet certain average reserve and compensating balance requirements of the Federal Reserve Bank of San Francisco. As of December 31, 2006 and 2005, the Bank had reserve requirements of $275,000. At December 31, 2006, the Bank had cash deposits at other financial institutions in excess of FDIC insured limits. However, as the Bank places these deposits with large, well-capitalized financial institutions, management believes the risk of loss to be minimal.

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

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)

included in earnings as realized losses. At each financial statement date, management assesses each investment to determine if investments are temporarily impaired or if the impairment is other-than-temporary based upon the positive and negative evidence available. Evidence evaluated includes, but is not limited to, industry analyst reports, credit market conditions, and interest rate trends.

Loans, net of allowance for loan losses and unearned loan fee income — Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses and unearned loan fee income. Interest on loans is calculated by the simple-interest method on daily balances of the principal amount outstanding. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield over the life of the related loan.

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

The allowance for loan losses is established through a provision charged to expense. Loans are charged against the allowance when management believes that the collectibility of principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. Various regulatory agencies, as a regular part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations.

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

Federal Home Loan Bank stock — Federal Home Loan Bank stock represents the Company’s investment in the Federal Home Loan Bank San Francisco (“FHLB”) stock and is carried at par value, which reasonably approximates its fair value. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances. At December 31, 2006, the Company’s minimum required investment was approximately $2.7 million. The Company may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.

Goodwill and other intangible assets — Goodwill is not amortized; however, it is tested for impairment annually and between annual tests in certain circumstances. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. There was no impairment loss at December 31, 2006.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)

Core deposit intangibles, intangible assets arising from the business combination, are amortized over their estimated useful lives of 8.4 years. In addition, a review for impairment occurs whenever circumstances indicate that the carrying amount may not be recoverable. There was no impairment loss at December 31, 2006.

Other real estate owned — Other real estate owned, acquired through foreclosure or deeds in lieu of foreclosure, is carried at the lower of cost or estimated net realizable value. When property is acquired, any excess of the loan balance over its estimated net realizable value is charged to the allowance for loan losses. Subsequent write-downs to net realizable value, if any, or any disposition gains or losses are included in noninterest income and expense in the statements of income. The Company did not possess any other real estate owned as of December 31, 2006 or 2005.

Income taxes — Deferred income tax assets and liabilities are determined based on the tax effects of the differences between the book and tax bases of the various balance sheet assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. An estimate of probable income tax benefits that will not be realized in future years is required in determining the necessity for a valuation allowance for deferred tax assets. There was no valuation allowance at December 31, 2006 and 2005.

Advertising — Advertising costs are charged to expense during the year in which they are incurred. Advertising expenses were $141,000, $69,000, and $92,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

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

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)

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

Federal Home Loan Bank advances — The fair value of the FHLB advances is estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

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

Stock-based compensation — The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, “Share Based Payment” on January 1, 2006. This statement requires issuers to record compensation expense over the service period of the share-based award, unless such awards contain performance or market condition. In the case of stock options, the amount of compensation expense to be recognized over this term is based on the calculated fair value of the options, the length of their term, the volatility of the stock price in past periods, and other factors. Under this method, the Company recognizes compensation expense regardless of whether the officer or director eventually exercises the options.

Recently Issued Accounting Pronouncements — In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 157.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB SFAS No. 109, Accounting for Income Taxes. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. For the Company, this standard became effective on January 1, 2007. The Company does not expect the impact of initial adoption of FIN 48 will be material to its consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 156”). SFAS No. 156 requires all separately recognized servicing

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)

assets and liabilities to be initially measured at fair value. In addition, entities are permitted to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess the rights for impairment. Beginning with the fiscal year in which an entity adopts SFAS No. 156, it may elect to subsequently measure a class of servicing assets and liabilities at fair value. Post adoption, an entity may make this election as of the beginning of any fiscal year. An entity that elects to subsequently measure a class of servicing assets and liabilities at fair value should apply that election to all new and existing recognized servicing assets and liabilities within that class. The effect of remeasuring an existing class of servicing assets and liabilities at fair value is to be reported as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. For the Company, this standard became effective on January 1, 2007. The Company does not expect the impact of initial adoption of SFAS No. 156 will be material to its consolidated financial statements.

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

The acquisition was accounted for using the purchase method of accounting; accordingly, the assets acquired and liabilities assumed of South Coast Bancorp, Inc. were recorded at their respective fair values as of the date of the acquisition. Goodwill, which is the excess of the purchase price over the fair value of the net assets acquired, was initially recorded at $17.2 million. At the time of acquisition, South Coast Bancorp, Inc. had the following assets and liabilities:

	As of September 30, 2005
(in thousands)	At Cost	Adjustments	At Fair Value
Assets
Cash and due from banks	$6,484	$(69)	$6,415
Federal funds sold	11,400	—	11,400
Securities	6,972	(68)	6,904
Loans	119,050	109	119,159
Allowance for loan losses	(1,184)	—	(1,184)
Premises and equipment, net	1,612	2,404	4,016
Core deposit intangible	—	627	627
Other assets	622	96	718

Total assets	$144,956	$3,099	$148,055

Liabilities
Deposits	$127,178	$469	$127,647
Other liabilities	1,051	(1)	1,050

Total liabilities	$128,229	$468	$128,697

Net assets acquired	$16,727		$19,358

Cash paid to common shareholders of South Coast Bancorp, Inc.			36,000
Transaction costs — investment banking, legal and accounting fees			400
Estimated restructuring charges			200

Total			$36,600

Goodwill			$17,242

NOTE 2 — ACQUISITION OF SOUTH COAST BANCORP, INC. (continued)

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

	Pro Forma Results of Operations
(in thousands, except per share data)	Year Ended December 31, 2005	Year Ended December 31, 2004
Net inerest income	$19,726	$17,092
Noninterest income	2,177	2,640
Noninterest expense	14,196	13,101
Provision for loan loss	517	363
Income before tax	7,190	6,268

Income taxes	2,837	2,374

Net income	$4,353	$3,894

Earnings per share:
Basic	$1.33	$1.22
Diluted	$1.33	$1.20
Weighted average shares:
Basic	3,278	3,195
Diluted	3,278	3,251

NOTE 2 — ACQUISITION OF SOUTH COAST BANCORP, INC. (continued)

The following table shows the pro forma adjustments to the combined historical consolidated financial information necessary to reflect the merger based on the purchase method of accounting.

(in thousands)	Year ended December 31, 2005	Year ended December 31, 2004
	Increase (decrease)
Net interest income
Securities discount	$18	$44
Loan premium	(10)	(13)
Deposit discount	(141)	(211)
Junior subordinated debt interest	459	615
Noninterest expense
Premises & equipment	11	14
Intangible amortization	52	69
Organization expenses	(50)	50
Severance and related merger charges	(1,733)	—
Income taxes
Income taxes	802	950

NOTE 3 — STOCK-BASED COMPENSATION

On January 1, 2006, using the modified-prospective method in adoption, the Company began determining compensation costs using the fair-value method as provided for under SFAS No. 123R. The modified-prospective method of adoption requires the recognition of compensation cost using the fair-value method for all new grants issued or vesting after 2005 or for any grants modified, repurchased or cancelled after 2005. For grants prior to 2006, the modified-prospective method of adoption requires the recognition of compensation cost for the portion of grants not yet vested based on the fair-value of the grant as was disclosed in our prior year consolidated financial statements.

SFAS No. 123R eliminated the ability to account for grants under stock option plans using the intrinsic value-based method. The intrinsic value-based method recognized compensation cost as the difference between the exercise price of each option and the market price of our stock at the date of each grant. The exercise price of options was equal to the market price of the Company’s stock at each date of grant. Before 2006, no compensation expense was recognized.

The Company uses the Black-Scholes-Merton formula to determine the fair value of our stock options using the following estimates and assumptions. The fair value of the option at the grant date also follows.

	2004 Grant	2005 Grant	2006 Grant
Expected option term	6.0 years	6.0 years	5.2 years
Expected volatility	Nil	Nil	5.71%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.95%	4.50%	4.59%
Stock option fair value	$4.24	$4.92	$4.49

The stock option plan was approved by Shareholders in 2003 and we consider options to be “plain vanilla”. The Company used the “simplified” method to determine the expected term of the 2006 stock option grant which is the average of the sum of the contractual period and the average vesting period. The Company looked to it’s 5-year historical volatility for expected volatility as the historical period reflects our business strategy of de novo branch expansion and acquisition and the Company does not anticipate at this time that our strategy or business

NOTE 3 — STOCK-BASED COMPENSATION — (continued)

model will differ in the future. The Company used the “minimum value method” for options granted before 2006. The Company has not paid dividends for the past several years and our business strategy does not anticipate that we will do so in the future. The risk-free rate for the contractual term of the options was based on the prevailing U.S. treasury strip rate in effect at the date of grant.

The shareholder approved stock option plan permits the grant of up to 200,000 shares of common stock to directors, officers and key employees of FCB or the Bank. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the grant date. Option awards vest based on 3 to 5 years of continuous service and have contractual terms from 6 to 8 years.

No options vested or were exercisable as of or for the year ended December 31, 2006. The following table is a summary of option activity:

	Shares	Weighted average exercise price
Options
Balance, beginning of year	119,500	$17.64
Issued	40,600	21.00
Exercised	—	—
Cancelled, forfeited, expired	(6,200)	17.64

Balance, end of period	153,900	$18.51

Exercisable, end of period	—	—

NOTE 3 — STOCK-BASED COMPENSATION — (continued)

The weighted average grant date fair value of options outstanding was $3.70 at December 31, 2005 and $3.91 at December 31, 2006. The intrinsic value of outstanding options was $837,000 at December 31, 2006. Compensation cost for the year ended December 31, 2006 was $90,000. Unrecognized compensation cost at December 31, 2006 was $246,000 and the weighted average period of unamortized cost recognition was 2.91 years. No shares have vested at December 31, 2006.

Options granted in 2006 vest at a rate of one third each year commencing after the third anniversary of the date of grant and expire eight years after the date of grant. Options granted in 2005 vest at a rate of one third each year commencing after the third anniversary of the date of grant and expire six years after the date of grant. Options granted in 2004 and 2003 vest fully five years after the date of grant and expire eight years after the date of grant. The following table summarizes information regarding stock options outstanding at December 31, 2006:

Incentive Stock Options			Nonstatutory Stock Options
Exercise Price	Number Outstanding	Remaining Contractual Life (in years)	Exercise Price	Number Outstanding	Remaining Contractual Life (in years)
$11.25	26,250	4.47	$11.25	10,000	4.47
$20.25	25,700	5.32	$20.25	10,000	5.32
$21.00	31,750	4.29	$21.00	10,000	4.29
$21.00	30,200	7.17	$21.00	10,000	7.17

	113,900			40,000

Under the plan, an aggregate of no more than 200,000 shares of the Company’s common stock are available for grant.

Prior to January 1, 2006 the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plan using the intrinsic value-based method. Accordingly, compensation costs were recognized as the difference between the exercise price of each option and the market price of the Company’s stock at the date of each grant. Had compensation cost for the grants under the stock option plan been determined consistent with the fair value-based method defined in Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” net income and earnings per common share for the two years ended December 31, 2005 would approximate the pro forma amounts shown below (in thousands, except per share data).

(dollars in thousands, except per share data)
	2005	2004
Net income, as reported	$3,224	$2,435
Total stock-based employee compensation expense determined under fair value-based methods for all awards, net of related tax effects	(30)	(14)

	$3,194	$2,421
Pro forma net income
Earnings per share:
Diluted — as reported	$1.30	$1.14
Diluted — pro forma	$1.28	$1.13
Basic — as reported	$1.31	$1.17
Basic — pro forma	$1.29	$1.16

NOTE 4 — SECURITIES

The amortized cost and estimated fair values of securities available-for-sale at December 31, 2006 and 2005, are summarized as follows:

	For the year ended December 31, 2006
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$2,504	$—	$(30)	$2,474
U.S. government agency notes	9,912	7	(66)	9,853
U.S. government agency mortgage-backed securities	51,703	8	(921)	50,790
Collateralized mortgage obligations	5,282	—	(70)	5,212
Municipal securities	17,606	123	(40)	17,689

Securities available-for-sale	$87,007	$138	$(1,127)	$86,018

	For the year ended December 31, 2005
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$6,976	$—	$(33)	$6,943
U.S. government agency notes	10,376	—	(156)	10,220
U.S. government agency mortgage-backed securities	45,089	1	(1,274)	43,816
Collateralized mortgage obligations	3,414	1	(89)	3,326
Municipal securities	9,179	36	(101)	9,114

Securities available-for-sale	$75,034	$38	$(1,653)	$73,419

NOTE 4 — SECURITIES — (continued)

The securities in the tables below had gross unrealized losses at December 31, 2006. Seventeen securities have had gross unrealized losses for 12 months or more. The Company has evaluated the unrealized losses for these U. S. Treasury and agency notes, U.S. agency mortgage-backed securities, collateralized mortgage obligations and municipal securities and determined that the decline in value at December 31, 2006, is temporary and is related to the fluctuation in market interest rates since purchase.

	Less Than 12 Months		Greater Than 12 Months
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury notes	$1,969	$—	$505	$(30)
U.S. agency notes	1,898	(2)	7,955	(64)
U.S. agency mortgage-backed securities	465	(4)	50,325	(917)
Collateralized mortgage obligations	—	(6)	5,212	(64)
Municipal securities	83	(7)	17,606	(33)

	$4,415	$(19)	$81,603	$(1,108)

Proceeds from sale of securities for December 31, 2006 and 2005 amounted to $2,978,000 and $776,000. Book value of securities sold were $2,998,000 and $778,000 for a realized loss of $20,000 and $2,000.

The amortized cost and estimated fair value of securities by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	For the year ended December 31, 2006
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$5,334	$5,283
Due after one year through five years	35,702	34,682
Due after five years through ten years	20,679	20,678
Due after ten years	25,292	25,375

	$87,007	$86,018

For the purpose of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted average contractual maturities of underlying collateral. Mortgage-backed securities may mature earlier than their weighted average contractual maturities because of principal prepayments.

As of December 31, 2006 and 2005, securities with an amortized cost of $10.0 million and $51.2 million, respectively, have been pledged to secure public and other deposits, as required by law, and to secure borrowing facilities with the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank of San Francisco.

NOTE 5 — LOANS AND ALLOWANCE FOR LOAN LOSSES

The loan portfolio consists of the following:

	For the years ended December 31,
(in thousands)	2006	2005
Commercial mortgage	$163,851	$183,761
Multifamily mortgage	28,088	31,708
Commercial loans and lines	64,393	64,271
Construction	48,291	28,157
Home equity loans and lines	7,664	8,689
Home mortgage	42,237	13,443
Installment & credit card	2,409	4,352

Total loans	356,933	334,381
Allowance for loan losses	(3,527)	(4,105)

Loans, net	$353,406	$330,276

Loans held for sale	$8,419	$8,502

As of December 31, 2006, loans with a carrying value of $307.5 million were included as blanket pledges of security for FHLB advances.

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

There were no nonaccrual loans at December 31, 2006 or December 31, 2005. The Company’s average investment in impaired loans was $1.1 million for 2005; there was no average investment in impaired loans in 2006. No allowance for loan losses was maintained for nonaccrual loans at December 31, 2006 and 2005. Had the impaired loans performed according to their original terms, additional interest income of $197,000 and $392,000 would have been recognized in 2005 and 2004. No additional interest income would have been recognized in 2006.

Changes in the allowance for loan losses were as follows:

	For the years ended December 31,
(in thousands)	2005	2005	2004
Beginning balance	$4,105	$2,346	$2,325
Balance acquired in purchase	—	1,185	—
(Credit) provision for loan losses	(297)	488	418
Loans charged-off	(213)	(74)	(359)
Transfers to undisbursed commitment liability	(125)	(50)	(50)
Recoveries on loans charged-off	57	210	12

Ending balance	$3,527	$4,105	$2,346

Allowance to loans	0.99%	1.20%	1.28%

NOTE 6 — PREMISES AND EQUIPMENT

The major classifications of premises and equipment are summarized as follows:

	For the years ended December 31,
(in thousands)	2006	2005
Land	$2,894	$2,894
Building	5,314	5,227
Furniture and equipment	5,811	5,128
Leashold improvements	2,137	2,120
Construction in progress	209	113

Total premises and equipment	16,365	15,482
Less accumulated depreciation and amortization	(6,196)	(5,167)

Premises and equipment, net	$10,169	$10,315

Depreciation and amortization expense for 2006 and 2005 were $1,121,000 and $770,000, respectively. Depreciation and amortization expense for 2004 was $460,000.

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS

Core deposit intangible and related accumulated amortization is as follows:

	For the year ended December 31,
(in thousands)	2006	2005
Beginning Balance	$610	$627
Accumulated amortization	(69)	(17)

Ending Balance	$541	$610

Amortization expense for 2006 and 2005 were $69,000 and $17,000, respectively. Estimated amortization expense for the for the next 5 years and thereafter is expected to be as follows:

(in thousands)
Year	Amount
2007	$69
2008	69
2009	69
2010	69
2011	69
Thereafter	196

$541

Goodwill at December 31, 2006 and 2005 was $16.8 million and $16.3 million, respectively, and relates to the acquisition of South Coast Bancorp as discussed in Note 2. No impairment loss was recognized at December 31, 2006 and 2005.

NOTE 8 — CERTIFICATES OF DEPOSIT

At December 31, 2006, the scheduled maturities for all certificates of deposit are as follows:

Year	Under $100,000	$100,000 and Over	Total
	(in thousands)
2007	$74,033	$92,030	$166,063
2008	4,790	2,789	7,579
2009	4,226	3,786	8,012
2010	597	581	1,178
2011	15	—	15

	$83,661	$99,186	$182,847

NOTE 9 — LINES OF CREDIT AND BORROWED FUNDS

The Bank has lines of credit with three financial institutions providing for federal funds facilities up to a maximum of $14.0 million. The lines of credit support short-term liquidity and cannot be used for more than 30 consecutive business days, depending on the lending institution. These lines are unsecured, have no formal maturity date, and can be revoked at any time by the granting institution. As a state nonmember bank, the Bank also has a secured borrowing facility of $800,000 with the Federal Reserve Bank of San Francisco. At December 31, 2006 and 2005, there were no borrowings outstanding under these agreements.

The Bank, as a member of the Federal Home Loan Bank of San Francisco (FHLB), has entered into credit arrangements with the FHLB, with maximum available borrowings of approximately $153.9 million at December 31, 2006. Borrowings under the credit arrangements are collateralized by FHLB stock as well as loans or other instruments which may be pledged. As of December 31, 2006, borrowings outstanding with the FHLB were as follows:

(in thousands)	Amount	Maturity Year	Weighted Average Interest Rate
Overnight advances	$26,695	2007	5.34%
Term advances	14,500	2007	4.48%
Term advances	9,000	2008	4.95%
Term advances	4,500	2009	5.09%

	$54,695

The $10.3 million Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures due December 15, 2035 were issued by FCB to the FCB Statutory Trust I and are related to its issuance of $10.0 million Fixed/Floating Rate Capital Securities (trust preferred securities) and $310,000 of common securities. FCB owns the $310,000 Common Securities and they are reported as other assets in the consolidated financial statements.

The interest rate on the trust preferred securities is fixed at 6.145% to December, 2010 at which time the interest rate will float at the three-month LIBOR rate plus 1.55%. Quarterly payments of interest due on the trust preferred securities may, so long as no accelerated event of default has occurred or is continuing as specified in the indenture, be deferred for up to 20 consecutive quarterly periods. FCB has the right to redeem the trust preferred securities, in whole or in part, beginning December, 2010. FCB has guaranteed the Capital and Common Securities of FCB Statutory Trust I. The terms of FCB’s trust preferred securities are identical to those of FCB Statutory Trust I’s Capital and Common Securities.

NOTE 10 — INCOME TAXES

The provision for income taxes consists of the following:

(in thousands)	2006	2005	2004
Current:
Federal	$2,187	$1,220	$796
State	485	470	335

	2,672	1,690	1,131

Deferred:
Federal	187	179	143
State	39	98	45

	226	277	188

Provision for income taxes	$2,898	$1,967	$1,319

The net deferred tax assets, included in accrued interest receivable and other assets in the accompanying balance sheets, consists of the following:

(in thousands)	2006	2005
Deferred tax assets:
Allowance for loan losses	$1,432	$1,825
Accruals and other reserves	203	106
Unrealized depreciation on securities	407	439
Net benefit for state taxes	263	163

	2,305	2,533

Deferred tax liabilities:
Depreciation and amortization	(1,004)	(999)
Certain prepaid assets	(190)	(285)
Deferred loan costs	(569)	(445)
Other	(293)	(74)

	(2,056)	(1,803)

Net deferred tax assets	$249	$730

Management believes, based upon the Company’s historical performance, that the deferred tax assets will be realized in the normal course of operations and, accordingly, management has not reduced deferred tax assets by a valuation allowance.

A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	2006	2005	2004
Tax provision at federal statuatory rate	34.0%	34.0%	34.0%
State franchise tax, net of federal income tax benefit	6.8	7.1	6.9
Tax-exempt interest	(2.0)	(2.6)	(3.3)
Increase in cash surrender value of life insurance	(2.0)	(1.2)	(1.7)
Other	0.7	0.6	(0.8)

Effective tax rate	37.5%	37.9%	35.1%

NOTE 11 — SHAREHOLDER TRANSACTIONS

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

NOTE 12 — EARNINGS PER SHARE

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

	For the years ended December 31,
	2006		2005		2004
(in thousands, except per share data)	Diluted	Basic	Diluted	Basic	Diluted	Basic
Income available to common shareholders	$4,830	$4,830	$3,224	$3,224	$2,435	$2,435

Weighted average common shares outstanding	3,277,807	3,277,807	2,467,000	2,467,000	2,080,140	2,080,140

Net effect of dilutive warrants and stock options based on the treasury stock method weighted using average market price	17,512	—	21,447	—	55,492	—

	3,295,319	3,277,807	2,488,447	2,467,000	2,135,632	2,080,140

Earnings per share	$1.47	$1.47	$1.30	$1.31	$1.14	$1.17

NOTE 13 — EMPLOYEE BENEFITS

The Company has adopted a 401(k) savings investment plan which allows employees to defer certain amounts of compensation for income tax purposes under Section 401(k) of the Internal Revenue Code. Essentially all eligible employees may elect to defer and contribute up to statutory limits. The Company may, at its discretion, make matching contributions, the total of which may not exceed 15% of eligible compensation. For the years ending December 31, 2006, 2005, and 2004, the Company made matching contributions of approximately $140,000, $77,000, and $89,000, respectively, to the plan.

The Company has established an employee incentive compensation program which provides eligible participants additional compensation based upon the achievement of certain Company goals. For the years ending December 31, 2006, 2005 and 2004, additional compensation expense of approximately $574,000, $520,000, and $270,000, respectively, was recognized and paid subsequent to each year-end to eligible employees, pursuant to this program.

On December 30, 2002, the Company purchased life insurance to support life insurance benefits for several key employees and salary continuation benefits for certain executives. On January 31, 2006, the Company purchased an additional $5.0 million of life insurance to support benefits for additional key employees and salary continuation benefits. As of December 31, 2006 and 2005, the cash surrender value of the life insurance was $10.5 million and $5.2 million, respectively. As of December 31, 2006 and 2005, the Company recognized a liability for salary continuation benefits of $411,000 and $281,000, respectively. Payments under the salary continuation plan commence when the respective executive reaches the age of 65 and continue for a period up to 20 years. For the years ending December 31, 2006, 2005 and 2004, salary continuation expense was approximately $130,000, $102,000, and $93,000, respectively.

NOTE 14 — TRANSACTIONS WITH RELATED PARTIES

Certain directors, executive officers, and principal shareholders are customers of and have had banking transactions with the Company, and the Company expects to have such transactions in the future. All loans and commitments to loan included in such transactions were made in compliance with applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present any other unfavorable features. The Company had one loan outstanding to a director. The balance of the loan at December 31, 2006 was $61,000.

Deposits of related parties held by the Company at December 31, 2006 and 2005, amounted to approximately $132,000 and $38,000, respectively.

NOTE 15 — CONCENTRATIONS OF CREDIT RISK

The Company maintains balances in correspondent bank accounts which may at times exceed federally insured limits. Management believes that its risk of loss associated with such balances is minimal due to financial strength of correspondent banks. The Company has not experienced any losses in such accounts.

Substantially all of the Company’s loans, commitments, and commercial and standby letters of credit have been granted to customers in the Company’s market areas, primarily Ventura, Orange and Los Angeles County, California. The majority of such customers are also depositors of the Company. The concentrations of credit by type of loan are set forth in Note 4. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers as of December 31, 2006. The Company’s loan policies do not allow the extension of credit to any single borrower or group of related borrowers in excess of $400,000 without approval from the Company’s loan committee.

The Bank’s investment in municipal securities represent general obligations and revenue bonds of local agencies within the state of California.

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

The following summarizes the Company’s outstanding commitments:

(in thousands)	For the years ended December 31,
	2006	2005	2004
Financial instruments whose contractamounts contain credit risk:
Commitments to extend credit	$94,370	$79,056	$63,604
Commercial and standby letters of credit	1,239	427	914

	$95,609	$79,483	$64,518

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

As of December 31, 2006 and 2005, the Company maintained a reserve for undisbursed commitments of $275,000 and $200,000, respectively. The reserve is included in accrued interest payable and other liabilities on the balance sheet.

NOTE 17 — COMMITMENTS AND CONTINGENCIES

The following is a schedule of our current contractual obligations by maturity and/or payment due date:

	For the year ended December 31, 2006
(in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Greater Than Five Years	Total
FHLB overnight advances	$26,695	$—	$—	$—	$26,695
FHLB term advances	14,500	13,500	—	—	28,000
Salary continuation benefits	—	—	—	411	411
Director post-service award	—	82	—	—	82
Junior subordinated debentures	—	—	—	10,310	10,310
Operating lease obligations	752	1,387	1,090	2,773	6,002

Total	$41,947	$14,969	$1,090	$13,494	$71,500

Rental expense for operating leases was $750,000, $520,000 and $416,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

The following tables present the capital amounts and ratios of FCB with a comparison to the minimum ratios for the periods indicated:

	Actual		For Capital Adequacy Purposes
(in thousands)	Amount	Ratio	Amount	Ratio
December 31, 2006

Total capital	$48,533	12.01%	$32,336	≥	8.00%
(to risk weighted assets)
Tier I capital	$44,731	11.07%	$16,168	≥	4.00%
(to risk weighted assets)
Tier I capital	$44,731	9.07%	$14,789	≥	3.00%
(to average assets)
	Actual		For Capital Adequacy Purposes
(in thousands)	Amount	Ratio	Amount	Ratio
December 31, 2005
Total capital	$44,545	11.74%	$30,352	≥	8.00%
(to risk weighted assets)
Tier I capital	$40,239	10.60%	$15,181	≥	4.00%
(to risk weighted assets)
Tier I capital	$40,239	8.69%	$13,889	≥	3.00%
(to average assets)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2006, that the Bank meets all capital adequacy requirements to which it is subject.

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

NOTE 18 – REGULATORY MATTERS – (continued)

The following tables present the capital amounts and ratios of First California Bank with a comparison to the minimum ratios for the periods indicated:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provision
(in thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2006

Total capital	$45,938	11.38%	$32,287	≥	8.00%	$40,359	≥	10.00%
(to risk weighted assets)
Tier I capital	$42,136	10.44%	$16,144	≥	4.00%	$24,215	≥	6.00%
(to risk weighted assets)
Tier I capital	$42,136	8.87%	$19,001	≥	4.00%	$23,752	≥	5.00%
(to average assets)

	Actual		For Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provision
(in thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2005

Total capital	$43,900	11.62%	$30,224	≥	8.00%	$37,780	≥	10.00%
(to risk weighted assets)
Tier I capital	$39,595	10.48%	$15,113	≥	4.00%	$22,669	≥	6.00%
(to risk weighted assets)
Tier I capital	$39,595	8.88%	$17,836	≥	4.00%	$22,294	≥	5.00%
(to average assets)

Dividends declared by the Bank to FCB in any calendar year may not, without the approval of state banking commissioner, exceed the lesser of the Bank’s retained earnings or the sum of net income for the three previous years less dividend paid. At December 31, 2006, the Bank had approximately $3.5 million available for dividends under these restrictions.

NOTE 19 — FAIR VALUES OF FINANCIAL INSTRUMENTS

The following table estimates fair values and the related carrying amounts of the Company’s financial instruments:

	For the years ended December 31,
	2006		2005
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$14,058	$14,058	$14,435	$14,435
Federal funds sold	100	100	306	306
Securities available for sale	86,018	86,018	73,419	73,419
Loans, net	361,825	361,160	338,777	342,318
FHLB stock	2,679	2,679	2,395	2,395
Financial Liabilities:
Deposits	390,846	379,466	372,348	368,365
FHLB advances	54,695	54,567	36,319	36,094
Junior subordinated debentures	10,310	10,468	10,310	10,468

While estimates of fair value are based on management’s judgment of the most appropriate factors, there is no assurance that, were the Company to dispose of such items at December 31, 2006, the estimated fair values would necessarily be achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2006, should not necessarily be relied upon at subsequent dates.

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

NOTE 20 — PARENT COMPANY ONLY FINANCIAL INFORMATION

The condensed financials of FCB only are as follows:

FCB BANCORP

Parent Company Only

Condensed balance sheets

	December 31, 2006	December 31, 2005
(in thousands)
Cash	$2,015	$637
Investment in and advances to Bank subsidiary	58,781	55,444
Investment in nonbank subsidiary	310	310
Other assets	298	104

Total assets	$61,404	$56,495

Junior subordinated debentures	$10,310	$10,310
Other liabilities	27	406

Total liabilities	10,337	10,716

Common stock	32,756	32,666
Retained earnings	18,893	14,063
Accumulated other comprehensive loss	(582)	(950)

Total shareholders’ equity	51,067	45,779

Total liabilities and shareholders’ equity	$61,404	$56,495

FCB BANCORP

Parent Company Only

Condensed statements of operations

	Year ended December 31,
(in thousands)	2006	2005
Equity in earnings of subsidiaries:
Dividends	$2,172	$5,216
Undistributed	2,969	(1,870)
Interest income	19	—
Interest expense	(634)	(155)
Other expenses	(99)	(53)
Income tax benefit	403	86

Net income	$4,830	$3,224

FCB BANCORP

Parent Company Only

Condensed statements of cash flows

	Year ended December 31,
(in thousands)	2006	2005

Net income	$4,830	$3,224
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed net income of subsidiary	(2,969)	1,870
Share-based compensation	90	—
Change in accrued interest receivable and other assets	(952)	(5,979)
Change in accrued interest payable and other liabilities	379	406

Net cash from operating activities	1,378	(479)

Cash paid for purchase of nonbank subsidiary common stock	—	(310)
Cash paid, net of cash received for net assets of bank subsidiary	—	(29,585)

Net cash from investing activities	—	(29,895)

Proceeds from issuance of junior subordinated debentures	—	10,310
Proceeds from issuance of common stock, net	—	20,701

Net cash from financing activities	—	31,011

Change in cash and due from banks	1,378	637
Cash and due from banks, beginning of year	637	—

Cash and due from banks, end of year	$2,015	$637

Supplemental disclosures: none

NOTE 21 — QUARTERLY FINANCIAL DATA (Unaudited)

The following tables present the summary results for the twelve quarters ended December 31, 2006:

(in thousands, except per share data)	2006 Quarters				2005 Quarters
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Net interest income	$5,055	$5,295	$5,248	$5,237	$5,209	$3,567	$3,359	$3,102
Service charges, fees & other income	564	544	522	473	437	439	359	414
Loan commissions & sales	885	89	28	52	107	69	66	102
Gains (loss) on sales of securities	—	—	—	(20)	—	—	2	—
Operating expenses	4,150	4,344	4,124	3,923	3,611	2,727	2,650	2,565
(Credit) provision for loan losses	—	(450)	—	153	122	122	122	122

Income before income tax	2,354	2,034	1,674	1,666	2,020	1,226	1,014	931
Income tax	909	732	601	656	764	464	385	354

Net income	$1,445	$1,302	$1,073	$1,010	$1,256	$762	$629	$577

Net earnings per share:
Basic weighted average shares	$0.44	$0.40	$0.33	$0.31	$0.38	$0.35	$0.30	$0.28
Diluted weighted average shares	$0.44	$0.39	$0.33	$0.31	$0.38	$0.35	$0.30	$0.27

NOTE 22 — SUBSEQUENT EVENTS

On June 15, 2006, the Company entered into an Agreement of Merger with National Mercantile Bancorp (NMB), pursuant to which FCB Bancorp agreed to pursue approval to merge with and into a newly formed holding company First California Financial Group, Inc. The merger has been approved by both parties’ shareholders and regulators. FCB Bancorp shareholders will receive 1.7904 shares of NMB stock. The Bank will be a wholly-owned subsidiary of the newly formed holding company First California Financial Group, Inc. The transaction will be accounted for as a purchase; accordingly, the results of operations from the acquisition will be included in the consolidated financial statements of the newly formed holding company from the date of acquisition forward.

On March 12, 2007, First California Financial Group, Inc., a Delaware corporation (“First California”), completed the previously announced merger (the “FCB Merger”) of FCB Bancorp, a California corporation (“FCB”), with and into First California pursuant to the Agreement and Plan of Merger, dated as of June 15, 2006 (the “Merger Agreement”), among First California, FCB and National Mercantile Bancorp, a California corporation (“National Mercantile”).The Merger immediately followed the previously announced reincorporation merger of National Mercantile (the “Reincorporation Merger” and, together with the FCB Merger, the “Mergers”) pursuant to which National Mercantile merged with into its wholly owned subsidiary, First California. As a result of the FCB Merger, FCB Bancorp ceased to exist as of March 12, 2007.

Pursuant to the Merger Agreement, each share of National Mercantile common stock, no par value per share (“NMB Common Stock”), was converted into the right to receive one share of First California common stock, $0.01 par value per share (“First California Common Stock”), and each share of FCB common stock, no par value per share, was converted into the right to receive 1.7904 shares of First California Common Stock valued at $86.6 million or $14.14 per share. In addition, each share of National Mercantile series B convertible perpetual preferred stock was converted into the right to receive one share of series A convertible perpetual preferred stock, $0.01 par value per share (“First California Preferred Stock”), of First California. First California will issue an aggregate of approximately 12,301,080 shares of First California Common Stock to former National Mercantile and FCB Bancorp shareholders and 1,000 shares of First California Preferred Stock to former shareholders of National Mercantile. First California will pay cash in lieu of fractional shares of First California common stock issued in connection with the merger of FCB with and into First California.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Controls: There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

As a result of the Mergers, FCB Bancorp has ceased to exist. Accordingly, there are no longer any directors or executive officers of FCB Bancorp, nor is there a code of ethics or Board committee charters. However, we have included below information responsive to Item 401 of Regulation S-K with respect to the former executive officers and directors of FCB Bancorp, as well as its former code of ethics and committee charters, as of immediately prior to the completion of the Mergers.

Name	Age	Former Position
Richard D. Aldridge	59	Vice Chairman
John W. Birchfield	55	Chairman of the Board
Tenisha M. Fitzgerald	32	Director
C. G. Kum	52	Director, President and Chief Executive Officer
Syble R. Roberts	70	Director
Thomas Tignino	59	Director
Thomas E. Anthony	58	Executive Vice President and Chief Credit Officer
Romolo Santarosa	50	Executive Vice President and Chief Financial Officer

As used throughout this report, the term “executive officer” means FCB Bancorp’s President and Chief Executive Officer, Executive Vice President and Chief Credit Officer, and Executive Vice President and Chief Financial Officer as of prior to the completion of the Mergers. FCB Bancorp’s Chairman of the Board, Corporate Secretary, and other vice presidents are not deemed to be executive officers. The FCB Bancorp Board determined that Thomas Tignino qualified as an “audit committee financial expert” within the meaning of the SEC’s rules and regulations.

Biographical Information Regarding FCB Bancorp’s Executive Officers

C. G. Kum, President and Chief Executive Officer. Mr. Kum began his banking career in 1977 as a corporate banking trainee with Bank of California in San Francisco, California. He served as Regional Vice President and Manager of Asset Quality Administration for United Banks of Colorado from 1984 until 1987. Mr. Kum then served as Vice President and Division Manager of Special Projects Division for Colorado National Bank from 1987 until 1993. Mr. Kum moved to California in 1993 and served as Executive Vice President and Chief Credit Officer of City Commerce Bank, from 1993 until 1999. Mr. Kum now serves as the Chief Executive Officer and President of First California.

Mr. Kum was appointed to his position as the President and the Chief Executive Officer of First California Bank (formerly known as Camarillo Community Bank) on September 1, 1999. Under his leadership, the Bank grew from total assets of $100 million and two branches in 1999, to total assets as of September 30, 2006 of $502.6 million and eight branches. He is a graduate of University of California at Berkeley and received his Masters Degree in Business Administration from Pepperdine University. Mr. Kum also is a graduate of Stonier Graduate School of Banking. He was elected to the position of the President of the board of directors of Community Bankers of California, an association of California community bank presidents, for the fiscal year of 2005-06.

Thomas E. Anthony, Executive Vice President and Chief Credit Officer. Mr. Anthony moved from Illinois and began his banking career in 1970 as a commercial loan trainee with the then United California Bank in Los Angeles. He served as Vice President — Commercial Lender at Independence Bank from 1988 to 1992. He then served as Executive Vice President and Chief Credit Officer at Channel Islands National Bank from 1992 until 1998 when it was merged with American Commercial Bank, where he served in the same capacity from 1998 until 1999. Mr. Anthony joined First California Bank in 1999 as Executive Vice President and Chief Credit Officer. Mr. Anthony now serves as Executive Vice President and Head of Commercial Banking of First California.

Mr. Anthony graduated from Northern Illinois University with a degree in Management.

Romolo Santarosa, Executive Vice President and Chief Financial Officer. Mr. Santarosa began his banking career in 1991 with Shawmut National Corporation as its Controller. In 1995, Mr. Santarosa joined Sanwa Bank California and served as Controller until 1997. He then served as Chief Financial Officer of Southern Pacific Bank from 1997 until 2000, of Eldorado Bancshares, Inc. from 2000 to 2001, and of Treasury Bank, N.A. from 2001 to 2002. Mr. Santarosa joined First California Bank in November 2002 as Executive Vice President and Chief Financial Officer. Mr. Santarosa now serves as Executive Vice President and Chief Financial Officer of First California.

Mr. Santarosa is a graduate (1978) of Ithaca College, Ithaca, New York. He began his career in public accounting with Price Waterhouse, an international public accounting firm. He also is a certified public accountant in New York and Connecticut.

Biographical Information Regarding FCB Bancorp’s Directors

Richard D. Aldridge served as the Vice Chairman of the Board of FCB Bancorp from October 2005 until the Mergers and was a director of FCB Bancorp from 1993 until the completion of the Mergers. He is currently a director of First California. He was employed for 19 years by Weyerhaeuser Company in Longview, Washington. He served on the company’s Top Safety Committee, and represented Weyerhaeuser nationally serving on the board of directors of Forest Industries Telecommunications, an F.C.C. certified trade association. Mr. Aldridge began investing in real estate in 1988 and community banking in 1990, acquiring his first shares in First California Bank (formerly Camarillo Community Bank). Since 1990, he has held investments in Channel Islands Bank, City Commerce Bank, American Commercial Bank, Mid-State Bank and Trust, and First California Bank. Since his appointment as a director, Mr. Aldridge has served on several committees including CRA, Audit, Loan, funds management, and executive committees. Mr. Aldridge also served as interim Chairman of the Board of FCB Bancorp from 1998 to 1999. Prior to the Mergers, First California Bank represented the largest single investment in his portfolio.

John W. Birchfield has served as the Chairman of the Board of FCB Bancorp from October 2005 until the Mergers and was a director of FCB Bancorp from 1993 until the completion of the Mergers. Mr. Birchfield is currently the Vice Chairman of the Board of Directors of First California. Since 1995, Mr. Birchfield has served as the Chairman of the Board at B & R Supply Inc. He is also the managing partner of Ralston Properties LP, a privately held real estate management company.

Tenisha M. Fitzgerald was a director from 1997 until the completion of the Mergers. Ms. Fitzgerald graduated in 1997 from California Lutheran University with a degree in music education and a teaching certificate. Ms. Fitzgerald then taught at several elementary schools for approximately 6 years in the Port Hueneme, California school district. For the last two years, Ms. Fitzgerald has been serving as the accounts receivable manager for B & R Supply, Inc. Since her appointment to the Board of Directors in 1997, she served on the Bank’s Loan and CRA Committees.

Ms. Fitzgerald is the daughter of Richard D. Aldridge, the former Vice Chairman of the Board and a director of First California Bank since 1993.

Syble R. Roberts was a director of First California Bank from 1989 until the completion of the Mergers and was the personnel committee chairman. Ms. Roberts is currently a director of First California. Ms. Roberts was also a Founding Director of City Commerce Bank, Santa Barbara, opened in 1978 and now owned by Mid-State Bank. Ms. Roberts’ background is in the legal, title insurance and escrow, and real estate investment fields. Ms. Roberts became a specialist in the escrow field of multiple tax-deferred exchanges and long order leasehold estates and was involved in the start-ups of a title insurance company and several escrow and mortgage banking companies.

Thomas Tignino became a director of FCB Bancorp in January 2006. Mr. Tignino is currently a director of First California. Mr. Tignino is the founder and President of Thomas Tignino & Associates, a multi-service accountancy firm established in 1980. His firm specializes in tax planning and compliance, estate planning and investment review.

Compliance With Section 16(a) of the Exchange Act

FCB Bancorp had no class of securities registered under the Securities Exchange Act of 1934, as amended, at any point during the fiscal year ended December 31, 2006. Accordingly, none of our executive officers were required to file reports under Section 16(a) of the Exchange Act with respect to such fiscal year.

Code of Ethics

As a result of the Mergers, FCB Bancorp has ceased to exist. Accordingly, there is no longer a code of ethics or Board committee charters with respect to FCB Bancorp. Prior to the Mergers, FCB Bancorp adopted a written code of ethics that applied to all of its directors, officers and employees, including the chief executive officer and the chief financial officer of the company, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission promulgated thereunder. First California, the successor to FCB Bancorp, has adopted a Code of Ethics that is available on the company’s website at www.fcalgroup.com.

Corporate Governance

As a result of the Mergers, FCB Bancorp has ceased to exist. Accordingly, there are no longer any directors, committees or procedures for the election of directors. Information responsive to Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K relating to certain corporate governance matters of FCB Bancorp prior to the completion of the Mergers is included below.

There were no material changes to the procedures by which security holders were able to recommend nominees to FCB Bancorp’s board of directors prior to the completion of the Mergers.

Prior to the completion of the Mergers, FCB Bancorp’s audit committee consisted of the following directors: John W. Birchfield (Chair), Richard D. Aldridge, Syble R. Roberts and Thomas Tignino. The audit committee was responsible for providing assistance to the FCB Bancorp board of directors in fulfilling its legal and fiduciary obligations with respect to matters involving the accounting, auditing, financial reporting, internal control and legal compliance function, as well as those of FCB Bancorp’s subsidiaries. The FCB Bancorp board of directors determined that Thomas Tignino qualified as an “audit committee financial expert” within the meaning of the SEC’s rules and regulations while serving on the FCB Bancorp audit committee.

Item 11.	Executive Compensation

As a result of the Mergers, the separate corporate existence of National Mercantile and FCB Bancorp ceased, and First California succeeded, and assumed all the rights and obligations of, National Mercantile and FCB Bancorp. Because the Mergers were not completed prior to December 31, 2006, First California is filing this Annual Report on Form 10-K on behalf of FCB Bancorp for the fiscal year ended December 31, 2006. Information required by Item 402 of Regulation S-K with respect to executive compensation matters of FCB Bancorp prior to the completion of the Mergers is included below. Information with respect to executive compensation matters of First California and National Mercantile will appear in the proxy statement First California will distribute to its stockholders in connection with the 2007 Annual Meeting of Stockholders.

Compensation Discussion and Analysis

Overview

Historically, FCB Bancorp’s compensation programs have been designed to recruit, retain and motivate highly qualified and competent executive and senior officers and to ultimately reward them for outstanding performance. An additional objective of the compensation programs has been to align interests of the executive and senior officers with shareholders’ interests generally by providing that a portion of the executive’s compensation is tied to the financial performance of FCB Bancorp, specifically FCB Bancorp’s net profit.

Prior to the Mergers, the personnel committee of FCB Bancorp’s board of directors was responsible for reviewing and approving FCB Bancorp’s overall compensation and benefit programs in consultation with Mr. C. G. Kum, FCB Bancorp’s former chief executive officer, or CEO, and for administering the compensation of the CEO. In addition, the personnel committee was responsible for administering FCB Bancorp’s stock option plans. The CEO was a member of the personnel committee and made recommendations to the committee concerning his own compensation, but the CEO did not participate in the deliberations or decisions of the personnel committee concerning his compensation. The CEO determined the compensation, including salary, bonus and other awards, for other executive and senior officers, subject to the approval of the board of directors with respect to equity compensation.

Executive Compensation Policy

FCB Bancorp’s compensation policy primarily consisted of the following components:

•	base salary;

•	annual cash bonus; and

•	long-term award(s) — including stock option grants, salary continuation agreements and split-dollar life insurance benefits.

Historically, FCB Bancorp considered market practices to achieve an overall compensation program that aimed to provide a total compensation package for its executive and senior officers that was generally competitive within and around the 75th percentile of compensation paid to similarly situated executive and senior officers of a peer group of companies. FCB Bancorp reviewed the market practices by speaking to recruitment agencies and reviewing the data on peer companies of similar size, growth potential and market area as reported in the results of an annual compensation and benefits survey conducted by the California Bankers Association. In determining the compensation for the CEO, FCB Bancorp also utilized the SNL Executive Compensation Review of banks and thrifts with assets greater than $400 million in order to set his compensation at levels competitive with FCB Bancorp’s peer institutions. FCB Bancorp did not employ formulas to determine the relationship of one element of compensation to another nor did it determine the amount of one form of compensation based solely on the amount of another form of compensation; however, FCB Bancorp strove to allocate a significant portion of overall compensation to elements that focus on performance and incentives. FCB Bancorp did not have a policy to cover recapturing bonuses or other compensation in the event that the metrics used to determine the compensation are later restated.

Base Salary. Other than with respect to the CEO, base salary was determined based on the experience, skills, knowledge and responsibilities required of the executive and senior officers in their roles, and FCB Bancorp’s performance, taking into account competitive market compensation paid by other companies as described above. FCB Bancorp sought to maintain base salaries that are competitive with the marketplace, to allow it to attract and retain executive talent.

Salaries for executive and senior officers were reviewed on an annual basis as well as at the time of a promotion or other change in level of responsibilities. Increases in base salary were based on the evaluation of factors such as the individual’s level of responsibility, performance and level of compensation.

The salaries paid during fiscal year 2006 to the executive officers of FCB Bancorp, referred to in this document as the FCB Bancorp named executive officers, are shown on the Summary Compensation Table below. In connection with the Merger Agreement, First California entered into an employment agreement with Mr. Kum, who previously served as president and the CEO of FCB Bancorp and is currently the president and CEO of First California. That agreement sets Mr. Kum’s salary at $375,000 (subject to review and increase commencing in 2008). In determining his initial base salary under the employment agreement, the parties used as a benchmark market information obtained from the SNL Executive Compensation Review.

Short-Term Annual Cash Bonuses. FCB Bancorp historically awarded annual cash incentive bonuses to substantially all of its employees, including the FCB Bancorp named executive officers, under the FCB Bancorp incentive compensation program. In paying annual cash bonuses, FCB Bancorp sought to align the compensation of the named executive officers and other employees with performance. Accordingly, the payment of the annual cash bonus would depend on the achievement of FCB Bancorp’s net profit target, as approved by the board of directors for a given year. The board of directors set the net profit target after taking into account, among other things, expected growth in loans, deposits and total assets. Under the incentive compensation program, an employee in good standing would have been eligible to receive a bonus calculated as a percentage of salary for all non-executive employees and as a percentage of net profit for the executive officers. A threshold cash bonus amount would occur when FCB Bancorp achieved 80% of the net profit goal with an upper limit of 120%. The board of directors, under the incentive compensation program, had the discretion to award a lower cash bonus than may have been received in respect of any particular year. The payment of annual cash bonuses would generally occur in February of each year in respect of achievements of the prior fiscal year.

For 2006, the CEO, Romolo Santarosa, FCB Bancorp’s chief financial officer, or the CFO, and Thomas E. Anthony, FCB Bancorp’s chief credit officer, or the CCO, were eligible for a bonus of $135,266, $67,633 and $33,817, respectively. The payment of these cash bonuses occurred in the first quarter of 2007 and is described in the footnotes to the FCB Bancorp Summary Compensation Table below. The net profit goal for 2006 was $5,175,000. During the term of his employment agreement with First California, Mr. Kum will be eligible for a bonus amount equal to up to 150% of his base salary.

Long Term Incentive Awards. Historically, executive and senior officers received equity compensation awards in the form of incentive stock options under FCB Bancorp’s 2005 Stock Option Plan. The stock options were designed to align the interests of the executive and senior officers with the shareholders’ long-term interests by providing them with equity awards that vest over a period of time, generally over three to five years, and become exercisable upon the occurrence of certain events, as well as to reward the senior and executive officers for performance. Historically, FCB Bancorp did not grant equity awards to the same degree as its peers out of concern of the dilutive effect of option grants on existing shareholders. The first stock option plan was adopted by the board of directors in 1979 and was cancelled in 1992. The subsequent stock option plan, approved by shareholders in 2003, was adopted by the board of directors to encourage directors, officers and key employees to remain with the company and to attract new, qualified personnel in today’s competitive environment. Prior to the Mergers, FCB Bancorp did not have stock ownership guidelines for its directors or executive officers. In order to remain competitive, FCB Bancorp used other retention tools such as the salary continuation agreements and split-dollar life insurance policies discussed below.

The FCB Bancorp personnel committee determined the number of stock options to be granted to the FCB Bancorp named executive officers, taking into account FCB Bancorp’s growth and achievement of goals and the recommendations of the CEO, and the board of directors approved the total stock options granted. The amounts granted to the FCB Bancorp named executive officers varied each year and are based on individual performance. All stock options granted under FCB Bancorp’s 2005 Stock Option Plan were made at the market price at the time of the award. FCB Bancorp never granted stock options with an exercise price that was less than the closing price of FCB Bancorp’s common stock as reported by the OTC Bulletin Board on the grant date, nor did it granted stock options which were priced on a date other than the grant date. Annual awards of stock options were generally made during March or April. The long-term incentive award information for the FCB Bancorp named executive officers during fiscal year 2006 is included in “— Executive and Director Compensation for FCB Bancorp — 2006 Grants of Plan-Based Awards” and additional information on the option awards is shown in “— Executive and Director Compensation for FCB Bancorp — Holdings of Previously Awarded Equity.”

Employment Arrangements. FCB Bancorp has not historically had employment arrangements other than the salary continuation agreements described below with the FCB Bancorp named executive officers. As part of the Mergers, First California entered into an employment agreement with Mr. Kum. FCB Bancorp believed that this agreement was desirable as part of the merger arrangements in order to retain the continued services of Mr. Kum as CEO of the combined company following the mergers, including for purposes of leading the integration of the companies and their subsidiary banks. In approving the employment agreement as part of the merger arrangements, the board took into account Mr. Kum’s successful leadership of FCB Bancorp to date including through its integration of South Coast Bancorp, Inc. For details regarding the terms of the employment agreement, see “— Executive and Director Compensation for FCB Bancorp — Potential Payments on Termination or Change-in-Control” below.

Salary Continuation Agreements. FCB Bancorp had salary continuation agreements with the FCB Bancorp named executive officers which were unfunded arrangements and which have been assumed by First California in connection with the Mergers. These agreements seek to encourage the executive and senior officers to remain employed at FCB Bancorp, and since the completion of the Mergers, at First California. Under the terms of the agreements, each FCB Bancorp named executive officer will receive a specified annual benefit paid in monthly installments for a specified number of years, ranging from 11 to 17 years, after retirement at age 65. If an FCB Bancorp named executive officer’s employment is terminated by FCB Bancorp or First California for cause or by reason of voluntary early retirement, the executive officer will not receive any benefits under the agreement. The agreements also provide for specified benefits in the event of a change-in-control, termination as a result of disability or involuntary early retirement. For details regarding the terms and payments under the salary continuation agreement for each FCB Bancorp named executive officer, see “— Executive and Director Compensation for FCB Bancorp — Potential Payments on Termination or Change-in-Control.”

Split-Dollar Life Insurance. FCB Bancorp had split-dollar life insurance agreements with the FCB Bancorp executive and senior officers and directors, which have been assumed by First California in connection with the Mergers. In connection with these agreements, FCB Bancorp purchased life insurance policies with respect to the relevant individuals. Under these agreements, First California owns the insurance policies, is entitled to the cash value of the policies and is responsible for paying the associated premiums. Upon the FCB

Bancorp named executive officer’s death while still employed with First California, or death after age 65, disability or a change-in-control, a beneficiary selected by the FCB Bancorp named executive officer is entitled to a specified amount of the death benefit under the policy. The split-dollar life insurance agreement and any benefit from it terminate upon the executive officer’s termination for cause, early involuntary termination by First California or early voluntary termination by the FCB Bancorp named executive officer. For details on the particular benefits of the split-dollar life insurance agreements for each FCB Bancorp named executive officer, see “— Executive and Director Compensation for FCB Bancorp — Potential Payments on Termination or Change-in-Control.”

In addition to the split-dollar life insurance plan, Mr. Santarosa, the CFO, is covered under a group split-dollar life insurance program that FCB Bancorp offered to him and certain other non-executive officers of FCB Bancorp. The program functions in the same manner as the split-dollar life insurance agreements described above, with decreased death benefits if Mr. Santarosa’s death takes place while not employed with First California by any reason other than for disability (including a change-in-control).

Other Programs. FCB Bancorp also provided the FCB Bancorp named executive officers and other senior officers (and other employees) with perquisites and other personal benefits that it believed were reasonable and consistent with its overall compensation program to attract and retain qualified executive and senior officers and to facilitate the performance of executives’ management responsibilities. FCB Bancorp maintained a section 401(k) employee savings and retirement plan for substantially all employees of the bank who have at least 90 days of service. FCB Bancorp’s matching contribution to the plan equaled 50% of the first 6% of pay that is contributed to the 401(k) savings and retirement plan. FCB Bancorp offered additional life insurance coverage to the FCB Bancorp named executive officers under its group term life program. This program was also offered to all employees. The death benefit under the group term life was based on the annual salary of the employee and premiums paid are imputed to each employee’s income each fiscal year.

Prior to the Mergers, the FCB Bancorp named executive officers were also provided with one or more of the following: club memberships, an automobile allowance, a fuel allowance, cell phone allowance, internet service and overnight lodging, as well as benefits available to all employees such as medical, dental and vision insurance. Certain other senior officers and employees also received one or more of the items mentioned in the preceding sentence. Information on the other programs for the named executive officers is included in “— Executive and Director Compensation for FCB Bancorp — Summary Compensation Table.”

Tax and Accounting Information

Deductibility of Executive Compensation. The qualifying compensation regulations issued by the Internal Revenue Service under Internal Revenue Code section 162(m) provide that no deduction is allowed for applicable employee remuneration paid by a publicly held corporation to a covered employee to the extent that the remuneration exceeds $1.0 million for the applicable taxable year, unless specified conditions are satisfied. Prior to the Mergers, FCB Bancorp had no expectation that compensation would be affected by the qualifying compensation regulations.

Executive and Director Compensation For FCB Bancorp

Summary Compensation Table

The following table contains summary compensation information for the fiscal year ended December 31, 2006 with respect to the named executive officers of FCB Bancorp immediately prior to the completion of the Mergers. There are no other individuals who were named executive officers employed by FCB Bancorp during 2006 other than those listed in the table below. Such executive officers are referred to in this document as the FCB Bancorp named executive officers.

Summary Compensation Table

Name and Principal Position (1)	Year	Salary ($)	Bonus ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total ($)
C. G. Kum President and Chief Executive Officer	2006	$275,000	$0	$33,783	$135,266	$41,040	$48,625	$535,072
Romolo Santarosa Executive Vice President and Chief Financial Officer	2006	$172,500	$0	$15,473	$67,633	$19,742	$25,267	$300,615
Thomas E. Anthony Executive Vice President and Chief Credit Officer	2006	$172,500	$0	$16,889	$33,817	$44,976	$24,067	$292,249

(1)	Positions shown are those held with FCB Bancorp immediately prior to the completion of the Mergers.
(2)	The amounts in this column represent the 2006 compensation cost of option awards granted in and prior to 2006, except that these amount do not include any estimate of forfeitures. The grant date fair value of option awards granted was determined in accordance with Statement of Financial Accounting Standards No. 123R (SFAS 123R) and is recognized as compensation cost over the requisite service period. The FCB Bancorp’s 2005 Stock Option Plan is described in “— Employment Arrangements and Other Factors Affecting 2006 Compensation — 2005 Stock Option Plan.” Furthermore, the amount recognized for these awards was calculated based on the Black-Scholes-Merton formula using the assumptions described in Note 1 to FCB Bancorp’s audited consolidated financial statements for the years ended December 31, 2003 through 2005 and Note 2 of FCB Bancorp’s unaudited financial statements for the three and nine months ended on September 30, 2006 included in this document. These notes also describe the determination of fair value and compensation cost recognized for these option awards. In particular, an estimate of the number of awards that ultimately will be earned is made at the grant date. Those estimates may be revised each period.
(3)	This column represents short-term annual performance cash bonuses paid under FCB Bancorp’s incentive compensation program. For the FCB Bancorp named executive officers, these non-equity incentive plan awards are determined as a percentage of FCB Bancorp’s net profit for the fiscal year and the achievement of certain predetermined performance targets approved by the FCB Bancorp board of directors for the fiscal year. See “— FCB Bancorp Compensation Discussion and Analysis — Executive Compensation Policy —Short-Term Annual Cash Bonuses” for information on FCB Bancorp’s bonus policies.
(4)	This column represents the total change from December 31, 2005 through December 31, 2006, in the accrued liability balance established with respect to the benefit obligation associated with the post-retirement salary continuation agreement of each FCB Bancorp named executive officer and accrued for in accordance with Accounting Principles Board Opinion No. 12. See “— Potential Payments on Termination or Change-in-Control” for more information on the salary continuation agreements. FCB Bancorp does not participate in nonqualified deferred compensation plans, but the salary continuation agreements may be considered as a nonqualified deferred compensation program for purposes of section 409(A) of the Internal Revenue Code.

(5)	The amounts in this column reflect for each FCB Bancorp named executive officer (1) matching contributions made by FCB Bancorp pursuant to the First California Bank 401(k) Plan, (2) the economic benefit to the FCB Bancorp named executive officer attributable to the split-dollar life insurance policies owned by FCB Bancorp with respect to such named executive officer, (3) premiums associated with group term life insurance policies and (4) the incremental cost of perquisites including the value of the monthly amounts paid to the FCB Bancorp named executive officers for the use of personally owned automobiles and cellular phones and the amounts paid by FCB Bancorp on behalf of the FCB Bancorp named executive officers with respect to club memberships. See the “All Other Compensation” table that follows for additional information.

The amounts disclosed in the “All Other Compensation” column of the Summary Compensation Table above consist of:

All Other Compensation

Name	Automobile Stipend ($) (1)	Club Memberships ($)	Cell Phone Stipend & Overnight Lodging ($) (2)	Group Term Life Insurance Premiums ($)	Bank Owned Life Insurance ($) (3)	401(k) Employer Contribution ($)
C.G. Kum	$25,347	$9,105	$3,156	$1,728	$2,689	$6,600
Romolo Santarosa	$9,970	$2,690	$3,215	$1,296	$2,173	$5,923
Thomas E. Anthony	$11,729	$743	$522	$1,296	$4,179	$5,598

(1)	The value in this column is an aggregate of the monthly amounts paid to the FCB Bancorp named executive officers for the use of personally owned automobiles, including the costs associated with maintenance, gas, repairs, insurance and warranties.
(2)	The value in this column includes the monthly amounts paid to Messrs. Kum and Anthony for the use of personally owned cellular phones and $3,215 for Mr. Santarosa’s overnight lodging related expenses. Messrs. Kum and Anthony did not receive any amounts for overnight lodging and Mr. Santarosa did not receive any amounts for use of personally owned cellular phone.
(3)	The values in this column represent the economic value attributed to the FCB Bancorp named executive officer of the life insurance benefit to such named executive in 2006 with respect to life insurance owned by FCB Bancorp. The premiums paid by FCB Bancorp with respect to single premium split-dollar life insurance policies for the benefit of FCB Bancorp and the named executive officers in 2006 are not included in this column because FCB Bancorp owns such insurance policies and is therefore entitled to the cash value of the policies. FCB Bancorp paid $479,000 in premium for Mr. Santarosa’s split-dollar life insurance policy in 2006. Pursuant to the terms of Mr. Santarosa’s insurance policy, upon his death, a beneficiary designated by Mr. Santarosa is entitled to receive $850,000 of the total proceeds with FCB Bancorp entitled to the balance. For more information on split-dollar life insurance policies, see “— Potential Payments on Termination or Change-in-Control.”

2006 Grants of Plan-Based Awards

In 2006, FCB Bancorp awarded non-equity incentive grants under its incentive compensation program and also awarded options under its 2005 Stock Option Plan to the FCB Bancorp named executive officers. There are no other named executive officers of FCB Bancorp who were employed by FCB Bancorp during 2006 other than those listed in the table below.

2006 Grants of Plan-Based Awards

		Estimated Future Payouts Under Non- Equity Incentive Plan Awards (1)			All Other Option Awards (# of FCB Bancorp Shares)	Exercise Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
C. G. Kum Incentive Compensation Program	12/7/05	$124,199	$155,249	$186,298
2005 Stock Option Plan	3/1/06				10,000	$21.00	$44,900
Romolo Santarosa Incentive Compensation Program	12/7/05	$62,099	$77,624	$93,149
2005 Stock Option Plan	3/1/06				5,000	$21.00	$22,450
Thomas E. Anthony Incentive Compensation Program	12/7/05	$62,099	$77,624	$93,149
2005 Stock Option Plan	3/1/06				5,000	$21.00	$22,450

(1)	These represent cash incentive payments under FCB Bancorp’s incentive compensation program based on the achievement of FCB Bancorp’s net profit goals for 2006. Such amounts were paid to the FCB Bancorp executive officers in March 2007 for performance in fiscal year 2006.

Employment Arrangements and Other Factors Affecting 2006 Compensation

Employment Arrangements.

For a description of employment arrangements for Messrs. Kum, Santarosa and Anthony, see “— Potential Payments on Termination or Change-in-Control.”

Incentive Compensation Program.

FCB Bancorp’s incentive compensation program established an overall formula based on FCB Bancorp’s budgeted net profit approved by the board of directors for a given fiscal year. For fiscal year 2006, the figure was $5,175,000. Under the incentive compensation program, the FCB Bancorp named executives became eligible for a bonus when FCB Bancorp achieved 80% of the net profit goal, but the bonus was pro-rated to reflect less than 100% achievement. Furthermore, to reward the FCB Bancorp named executive officers for exceeding the net profit goal, FCB Bancorp set an upper limit of 120% achievement and pro-rates the bonus accordingly. Each executive officer became eligible for the incentive compensation program so long as he or she is in good standing and he or she has met expectations of his or her supervisors. Under the program, each of Messrs. Kum, Santarosa and Anthony received $135,266, $67,633 and $33,817, respectively, for the 2006 fiscal year. See “— FCB Bancorp Compensation Discussion and Analysis — Executive Compensation Policy — Short-Term Annual Cash Bonuses.”

FCB Bancorp Stock Options

FCB Bancorp’s 2005 Stock Option Plan, or the FCB Bancorp 2005 Plan, allows for the granting of both incentive and nonstatutory stock options.

On May 19, 2005, the board of directors of FCB Bancorp adopted the FCB Bancorp 2005 Plan. On September 8, 2005, the FCB Bancorp 2005 Plan was approved by the shareholders of First California Bank and the FCB Bancorp 2005 Plan replaced First California Bank’s 2003 Stock Option Plan. The FCB Bancorp 2005

Plan became effective upon consummation of FCB Bancorp’s formation on September 30, 2005. All stock options previously issued by First California Bank under its 2003 Stock Option Plan were exchanged for options in FCB Bancorp’s common stock pursuant to the merger of First California Bank with a wholly owned subsidiary of FCB Bancorp. The FCB Bancorp 2005 Plan provided for the grant of “incentive stock options” as permitted under Section 422 of the Code, as well as for the grant of non-qualified stock options. The FCB Bancorp 2005 Plan was not subject to any of the provisions of the Employee Retirement Income Security Act of 1974, as amended.

The FCB Bancorp 2005 Plan provided for the issuance of up to 200,000 shares of FCB Bancorp common stock to directors, officers, and key employees of FCB Bancorp or any subsidiary, subject to adjustment in the event of certain changes in our capital structure. The option price for incentive stock options was not permitted to be less than 100% of the fair market value of the shares on the date of grant. The option price, number of shares granted to recipients, and duration for the plan stock options were determined and approved by the board of directors.

At December 31, 2006, there were 46,100 shares reserved and available for grant.

The FCB Bancorp 2005 Plan was assumed by First California in connection with the Mergers. At the effective time of the Mergers, each outstanding option to purchase shares of FCB Bancorp common stock, vested or unvested, was converted into an option to acquire a number of shares of First California common stock equal to the product (rounded up to the nearest whole number except to the extent Section 409A of the Internal Revenue Code, or the Code, requires otherwise) of (x) the number of shares of FCB Bancorp common stock subject to the FCB Bancorp option and (y) 1.7904, at an exercise price per share (rounded up to the nearest whole cent) equal to the exercise price per share of such FCB Bancorp option divided by 1.7904.

2005 Stock Option Plan

The following description of the FCB Bancorp 2005 Plan is intended to highlight and summarize the principal terms of the FCB Bancorp 2005 Plan. Subsequent to the completion of the Mergers, any reference to the FCB Bancorp 2005 Plan was changed to the First California Financial Group, Inc. FCB Bancorp 2005 Stock Option Plan, and any references to FCB Bancorp in the FCB Bancorp 2005 Plan was changed to First California. All other terms of the plan remain in full force and effect will be administered by First California.

Administration. The FCB Bancorp 2005 Plan was administered by our board of directors, one or more of whom could also be executive officers and therefore would not be deemed to be “independent,” as that term is defined in the listing standards of the Nasdaq Stock Market, Inc. Each director abstained from approving the grant of any options to himself or herself. Options could be granted only to directors, officers and key employees of FCB Bancorp and any of its subsidiaries. Subject to the express provisions of the FCB Bancorp 2005 Plan, the board was authorized to construe and interpret the FCB Bancorp 2005 Plan, and make all the determinations necessary or advisable for administration of the FCB Bancorp 2005 Plan.

Eligible Participants. The FCB Bancorp 2005 Plan provided that all directors, officers and key employees of FCB Bancorp and any of its subsidiaries were eligible to receive grants of stock options. The FCB Bancorp 2005 Plan provided that if options were granted to officers or key employees who own, directly or indirectly, 10% or more of FCB Bancorp’s outstanding shares, and the options are intended to qualify as “incentive stock options,” then the minimum option price must be at least 110% of the stock’s fair market value on the date of grant, and the term of the option grant could not exceed five years. Subject to the foregoing limitations, the board was empowered to determine which eligible participants, if any, should receive options, the number of shares subject to each option, and the terms and provisions of the option agreements.

Shares Subject to the Plan. 200,000 shares were covered by the FCB Bancorp 2005 Plan, which constituted approximately 6.1% of the shares of FCB Bancorp common stock outstanding as of December 31, 2006. Options were granted at no less than the fair market value of FCB Bancorp common stock as of the date of grant.

Incentive and Non-Qualified Stock Options. The FCB Bancorp 2005 Plan provided for the grant of both incentive stock options and non-qualified options. Incentive stock options were available only to persons who were employees of FCB Bancorp or any of its subsidiaries, and were subject to limitations imposed by applicable sections of the Internal Revenue Code of 1986, as amended, including a $100,000 limit on the aggregate fair market value (determined on the date the options are granted) of shares of FCB Bancorp common stock with respect to which incentive stock options were exercisable for the first time by an optionee during any calendar year. Any options granted under the FCB Bancorp 2005 Plan which did not meet the limitations for incentive stock options, or which were otherwise not deemed to be incentive stock options, would be deemed “non- qualified.” Subject to the foregoing and other limitations set forth in the FCB Bancorp 2005 Plan, the exercise price, permissible time or times of exercise and the remaining terms pertaining to any option were determined by the board; however, the per share exercise price under any option could not be less than 100% of the fair market value of FCB Bancorp common stock on the date of grant of the option.

Terms and Conditions of Options. Subject to the limitations set forth in the FCB Bancorp 2005 Plan, options granted thereunder could be exercised in such increments, which need not be equal, and upon such contingencies as the board may determine. If an optionee did not exercise an increment of an option in any period during which such increment becomes exercisable, the unexercised increment could be exercised at any time prior to expiration of the option unless the respective stock option agreement provided otherwise.

Subject to earlier termination as may be provided in any optionee’s stock option agreement, options granted under the FCB Bancorp 2005 Plan expire not later than ten years from the date of grant. Under the terms of the FCB Bancorp 2005 Plan, the date of grant was deemed to be either: (1) the date fixed by the board to be the date of grant; or (2) if no such date is fixed, the date on which the board made its final determination to grant a stock option.

Options granted under the FCB Bancorp 2005 Plan could not be transferred otherwise than by will or by the laws of descent and distribution, and during his or her lifetime, only the optionee or, in the event of the disability of the optionee, his or her guardian or the conservator of his or her estate may exercise the option.

Exercise of Options. Subject to the restrictions set forth in the FCB Bancorp 2005 Plan, an option could be exercised in accordance with the terms of the individual stock option agreement. Full payment by the optionee for all shares as to which the option was being exercised was due and payable at the time of exercise of the option. Payment must have been in cash.

An option could be exercised with respect to whole shares only, although fractional share interests could be accumulated and exercised from time to time as whole shares during the term of the option. Options could only be exercised with respect to a minimum of ten whole shares, unless the option agreement required that a larger number of shares be exercised at any one time and unless fewer than ten shares remain subject to the option at the time of exercise. Any shares subject to an option which expired or terminated without being exercised became available again for issuance under the FCB Bancorp 2005 Plan.

Neither an eligible participant nor an optionee had any rights as a shareholder with respect to the shares of FCB Bancorp common stock covered by any option which could be or had been granted to such person, and which was thereafter exercised, until date of issuance of the stock certificate by FCB Bancorp to such person.

Stock Option Agreement. Every grant of an option was evidenced by a written stock option agreement executed by FCB Bancorp and the optionee. Subject to the terms and conditions of the FCB Bancorp 2005 Plan, the stock option agreement contained the terms and provisions pertaining to each option so granted, such as exercise price, permissible date or dates of exercise, termination date and such other terms and conditions as the board deemed desirable and not inconsistent with the FCB Bancorp 2005 Plan.

Termination of Employment or Affiliation. In the event an optionee ceased to be affiliated with FCB Bancorp or a subsidiary for any reason other than disability, death or termination for cause, the stock options granted to such optionee expired at the earlier of the expiration dates specified for the options, or ninety days after the optionee ceased to be so affiliated. During such period after cessation of affiliation, the optionee could exercise the option to the extent that it was exercisable as of the date of such termination, and thereafter the option expired in its entirety.

If an optionee’s stock option agreement so provided, and if an optionee’s status as an eligible participant was terminated for cause, the option held by such person would expire thirty days after termination, although the board could, in its sole discretion, within thirty days of such termination, reinstate the option. If the option was reinstated, the optionee would be permitted to exercise the option only to the extent, for such time, and upon such terms and conditions as if the optionee’s status as an eligible participant had been terminated for a reason other than cause, disability or death, as described above.

The FCB Bancorp 2005 Plan, and all stock options previously granted under the FCB Bancorp 2005 Plan, would terminate upon the dissolution or liquidation of FCB Bancorp, upon a consolidation, reorganization, or merger as a result of which FCB Bancorp is not the surviving corporation, or upon a sale of all or substantially all of the assets of FCB Bancorp. However, all options theretofore granted would become immediately exercisable in their entirety upon the occurrence of any of the foregoing, and any options not exercised immediately upon the occurrence of any of the foregoing events would terminate unless provision is made for the assumption or substitution thereof. As a result of this acceleration provisions, even if an outstanding option were not fully vested as to all increments at the time of the event, that option will become fully vested and exercisable.

Amendment and Termination of the FCB Bancorp 2005 Plan. The board could at any time suspend, amend or terminate the FCB Bancorp 2005 Plan, and could, with the consent of the respective optionee, make such modifications to the terms and conditions of outstanding options as it deemed advisable. Certain amendments to the FCB Bancorp 2005 Plan may have required shareholder approval to maintain incentive stock option qualifications. The amendment, suspension or termination of the FCB Bancorp 2005 Plan would not, without the consent of the optionee, alter or impair any rights or obligations under any outstanding option under the FCB Bancorp 2005 Plan.

Adjustments Upon Changes in Capitalization. The total number of shares covered by the FCB Bancorp 2005 Plan and the price, kind and number of shares subject to outstanding options thereunder, would be appropriately and proportionately adjusted if the outstanding shares of FCB Bancorp common stock were increased, decreased, changed into or exchanged for a different number or kind of shares or securities of FCB Bancorp through reorganization, merger, recapitalization, reclassification, stock split, stock dividend, stock consolidation or otherwise, without consideration to FCB Bancorp as provided in the FCB Bancorp 2005 Plan. Fractional share interests of such adjustments could be accumulated, although no fractional shares of stock will be issued under the FCB Bancorp 2005 Plan.

Holdings of Previously Awarded Equity

Outstanding Equity Awards at Fiscal Year-End

Equity awards held as of December 31, 2006 by each of the FCB Bancorp named executive officers were issued under FCB Bancorp’s 2005 Stock Option Plan (which plan assumed FCB Bancorp’s prior 2003 Stock Option Plan and all awards thereunder). See “— Employment Arrangements and Other Factors Affecting 2006 Compensation.”

The following table sets forth outstanding equity awards held by each of the FCB Bancorp named executive officers as of December 31, 2006.

2006 Outstanding Equity Awards at Fiscal Year-End

Option Awards(1)
Name	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)		Option Expiration Date
C. G. Kum	10,000 10,000 9,000 10,000	$ $ $ $	21.00 21.00 20.25 11.25	03/01/2014 04/14/2011 04/23/2012 06/19/2011

Romolo Santarosa	5,000 5,000 4,500 1,000	$ $ $ $	21.00 21.00 20.25 11.25	03/01/2014 04/14/2011 04/23/2012 06/19/2011

Thomas E. Anthony	5,000 5,000 4,500 5,000	$ $ $ $	21.00 21.00 20.25 11.25	03/01/2014 04/14/2011 04/23/2012 06/19/2011

(1)	All options granted in 2003 and 2004 vest on their fifth anniversary of the grant date and all options granted in 2005 and 2006 have a five year vesting schedule where one-third of the options vest on each of the third, fourth and fifth anniversaries of the grant date. At December 31, 2006, there were no options exercisable.

Option Exercises During 2006

No options were exercisable as of December 31, 2006 and no options became vested or were exercised during the year then ended.

Post-Employment Compensation

The table below shows the cumulative amount accrued with respect to the salary continuation agreement for each of the FCB Bancorp named executive officers, including the number of years of service credited to each such named executive officer. For further details on these agreements, see “— Potential Payments on Termination or Change-in-Control.”

FCB Bancorp 2006 Pension Benefits

Name	Plan Name	Number of Years Credited Service (#) (1)	Present Value of Accumulated Benefit ($) (2)	Payments During 2006 ($)
C. G. Kum	Salary Continuation Agreement	4	$186,497	$0
Thomas E. Anthony	Salary Continuation Agreement	4	$173,333	$0
Romolo Santarosa	Salary Continuation Agreement	1	$19,742	$0

(1)	Years of credited service for each executive officer vary from the actual years each executive officer has been employed. Under the relevant salary continuation agreement, calculations of retirement benefits are based on the first plan year beginning with the year in which the agreement was executed, rather than the year each executive officer began his employment with FCB Bancorp. Each of Messrs. Kum, Anthony and Santarosa has been a named executive officer of FCB Bancorp for 8 years, 8 years and 5 years, respectively. The differences between the named executive officer’s number of years of credited service and actual years of service do not result in benefit augmentation for any of the named executive officers.

(2)	This column represents the cumulative amount accrued with respect to the salary continuation agreements for each of the FCB Bancorp named executive officers. Annual accruals are made in accordance with the requirements of Accounting Principles Board Opinion No. 12 to accrue for these post-retirement benefit obligations in a systematic and orderly way using an appropriate discount rate. Accruals are made using a 6.5% discount rate and reflect the percentage of required service completed by the participant. The accrued liability balance at the participant’s retirement date will be equal to the present value of the benefits promised under the salary continuation agreements. The details of the salary continuation agreements for each FCB Bancorp named executive officer are described below in “— Potential Payments on Termination or Change-in-Control.”

Nonqualified Deferred Compensation

Prior to the Mergers, FCB Bancorp did not participate in nonqualified deferred compensation plans other than the salary continuation agreements which may be considered a nonqualified deferred compensation program for the purposes of section 409(A) of the Internal Revenue Code. For information on salary continuation agreements, see “— Potential Payments on Termination or Change-in-Control.”

Potential Payments on Termination or Change-in-Control

In connection with the Mergers, Messrs. Kum, Santorosa and Anthony waived the change-in-control provisions of the employment arrangements described below. In addition, as successor to FCB Bancorp, First California assumed the rights and obligations of FCB Bancorp under the employment arrangements described below.

Employment Arrangements for C. G. Kum.

In March 2003, First California Bank entered into a salary continuation agreement with C. G. Kum. Upon retirement at or after age 65 for reasons other than death, the agreement provides for a maximum annual benefit of $160,471 paid in equal monthly installments, which will be paid over the lesser of 17 years or such shorter period of time based upon the number of years that Mr. Kum is employed by the bank prior to normal retirement. If Mr. Kum leaves FCB Bancorp’s employ by virtue of early voluntary retirement (prior to attaining age 65) or is terminated “for cause” (as defined in the agreement), he will not be eligible for a benefit under the agreement. In the event Mr. Kum leaves FCB Bancorp’s employ by virtue of death (either prior or subsequent to retirement), involuntary termination (without cause), disability or, under certain circumstances, a change in control, he will receive partial benefits under the agreement. The amount to be paid under the agreement to Mr. Kum in the event of early involuntary termination is determined based on the year in which termination occurs, and is to be paid in one lump sum by FCB Bancorp within 30 days following the termination of employment. Upon Mr. Kum’s termination of employment due to disability, Mr. Kum will receive a specified amount determined based on the year in which the disability occurs, which is to be paid as an annual benefit for a period of 17 years. Upon a change in control, followed within 12 months by Mr. Kum’s termination of employment for reasons other than death, disability or retirement, FCB Bancorp will pay Mr. Kum a lump sum amount of $1,488,723, which is to be paid within 30 days following the termination of employment.

The salary continuation agreement is an unfunded arrangement, which means that Mr. Kum has no rights under the agreement beyond those of a general creditor of the FCB Bancorp, and there are no specific assets set aside by FCB Bancorp in connection with the establishment of the agreement. The salary continuation agreement is not an employment contract. While receiving benefits under the agreement, Mr. Kum may not serve as an employee, officer or director of, or serve as a consultant or advisor to, any financial institution which has its headquarters or any branch office within the County of Ventura or the County of Santa Barbara, California.

First California Bank also entered into a split-dollar life insurance agreement with Mr. Kum in March 2003. In connection with that agreement, First California Bank acquired a life insurance policy with respect to

Mr. Kum. Pursuant to the terms of that agreement, FCB Bancorp owns the insurance policy, is entitled to the cash value of the policy and is responsible for paying the associated premiums. Upon Mr. Kum’s death while employed by FCB Bancorp, or after termination of employment by reason of retirement at age 65 or subsequent to a change-in-control, a beneficiary designated by Mr. Kum is entitled to receive $1.5 million of the total proceeds, with FCB Bancorp entitled to the balance. The bank paid an aggregate premium in 2002 amounting to $1.4 million for this policy.

Concurrently with execution of the merger agreement, First California and Mr. Kum entered into an employment agreement that provides that Mr. Kum will serve First California as Chief Executive Officer commencing with the closing. Pursuant to the employment agreement, Mr. Kum will receive an annual base salary of $375,000 (subject to review and increase commencing in 2008) and a bonus based on First California’s net earnings, with the total bonus not to exceed 150% of base salary. Additionally, Mr. Kum was granted an option to purchase 100,000 shares of First California common stock on Mr. Kum’s start date with an exercise price equal to the fair market value on the date of grant. Either First California or Mr. Kum may terminate his employment at any time with or without “cause” (as defined in the employment agreement). If First California terminates his employment without cause, Mr. Kum will be entitled to 18 months of health insurance coverage and severance, as follows: (1) if the termination is on or before March 1, 2009, the severance will be twice his then current salary: (2) if the termination is after March 1, 2009, the severance will be 50% of his then current salary if at least 70% of the board members vote for such termination; if less than 70% of the board members vote for termination, the severance will be 150% of his then current salary plus 150% of the average of his bonuses for the two preceding years. If within 18 months following a change in control, Mr. Kum’s employment is terminated without cause or he terminates his employment for “good reason” (as defined in the employment agreement), Mr. Kum will receive the greater of two times his then current salary or 2.99 times his average salary and bonus over the prior five years, provided that in no event can the payment exceed the golden parachute limitation under Section 280G of the Internal Revenue Code.

Employment Arrangements for Romolo Santarosa.

In May 2006, First California Bank entered into a salary continuation agreement with Romolo Santarosa. Upon retirement at or after age 65 for reasons other than death, the agreement provides for an annual benefit of $85,000, which will be paid over the lesser of 15 years or such shorter period of time based upon the number of years that Mr. Santarosa is employed by the bank prior to normal retirement. If Mr. Santarosa leaves FCB Bancorp’s employ by virtue of early voluntary retirement (prior to attaining age 65) or is terminated “for cause” (as defined in the agreement), he will not be eligible for a benefit under the agreement. In the event Mr. Santarosa leaves FCB Bancorp’s employ by virtue of death (either prior or subsequent to retirement), involuntary termination (without cause), disability or, under certain circumstances, a change in control, he will receive partial benefits under the agreement. The amount to be paid under the agreement to Mr. Santarosa in the event of early involuntary termination is determined based on the year in which termination occurs, and is to be paid in one lump sum by FCB Bancorp within 30 days following the termination of employment. Upon Mr. Santarosa’s termination of employment due to disability, Mr. Santarosa will receive a specified amount determined based on the year in which the disability occurs, which is to be paid as an annual benefit for a period of 15 years. Upon a change in control, followed within 12 months by Mr. Santarosa’s termination of employment for reasons other than death, disability or retirement, Mr. Santarosa will receive a lump sum amount of $792,660 within 30 days following the termination of employment.

The salary continuation agreement is an unfunded arrangement, which means that Mr. Santarosa has no rights under the agreement beyond those of a general creditor of FCB Bancorp, and there are no specific assets set aside by FCB Bancorp in connection with the establishment of the agreement. The salary continuation agreement is not an employment contract. While receiving benefits under the agreement, Mr. Santarosa may not serve as an employee, officer or director of, or serve as a consultant or advisor to, any financial institution which has its headquarters or any branch office within the County of Ventura or the County of Santa Barbara, California.

First California Bank also entered into split-dollar life insurance agreements with Mr. Santarosa in July 2003 and May 2006. In connection with these agreements, First California Bank acquired life insurance policies with respect to Mr. Santarosa. Pursuant to the terms of those agreements, FCB Bancorp owns the insurance policies, is entitled to the cash value of the policies and is responsible for paying the associated premiums. Pursuant to the terms of one of the split-dollar life insurance agreements, upon Mr. Santarosa’s death while employed by FCB Bancorp, or after termination of employment by reason of retirement at age 65 or subsequent to a change-in-control, a beneficiary designated by Mr. Santarosa is entitled to receive $850,000 of the total proceeds, with FCB Bancorp entitled to the balance. Under the other split-dollar life insurance agreement, a beneficiary designated by Mr. Santarosa will receive $400,000 upon Mr. Santarosa’s death while employed by FCB Bancorp, with a reduced death benefit upon termination of Mr. Santarosa’s employment with FCB Bancorp by any reason other than disability. The bank paid aggregate premiums in 2002 and 2006 amounting to $673,000 for these policies.

Employment Arrangements for Thomas Anthony.

In March 2003, First California Bank entered into a salary continuation agreement with Thomas E. Anthony. The agreement provides for a maximum annual benefit of $84,667, which will be paid over the lesser of 11 years or such shorter period of time based upon the number of years that Mr. Anthony is employed by the bank prior to normal retirement. If FCB Bancorp agrees to extend Mr. Anthony’s employment beyond normal retirement (age 65 for purposes of the agreement), the annual benefit payment will be extended for one additional year for each full year of service beyond normal retirement to a maximum aggregate of 15 years. If Mr. Anthony leaves the bank’s employ by virtue of early voluntary retirement (prior to attaining age 65) or is terminated “for cause” (as defined in the agreement), he will not be eligible for a benefit under the agreement. In the event Mr. Anthony leaves FCB Bancorp’s employ by virtue of death (either prior or subsequent to retirement), involuntary termination (without cause), disability or, under certain circumstances, a change in control, he will receive partial benefits under the agreement. The amount to be paid under the agreement to Mr. Anthony in the event of early involuntary termination is determined based on the year in which termination occurs, and is to be paid in one lump sum by FCB Bancorp within 30 days following the termination of employment. Upon Mr. Anthony’s termination of employment due to disability, Mr. Anthony will receive a specified amount determined based on the year in which the disability occurs, which is to be paid as an annual benefit for a period of 11 years. Upon a change in control, followed within 12 months by Mr. Anthony’s termination of employment for reasons other than death, disability or retirement, Mr. Anthony will receive a lump sum amount of $618,071 within 30 days following the termination of employment.

The salary continuation agreement is an unfunded arrangement, which means that Mr. Anthony has no rights under the agreement beyond those of a general creditor of FCB Bancorp, and there are no specific assets set aside by FCB Bancorp in connection with the establishment of the agreement. The salary continuation agreement is not an employment contract. While receiving benefits under the agreement, Mr. Anthony may not serve as an employee, officer or director of, or serve as a consultant or advisor to, any financial institution which has its headquarters or any branch office within the County of Ventura or the County of Santa Barbara, California.

First California Bank also entered into a split-dollar life insurance agreement with Mr. Anthony in March 2003. In connection with that agreement, First California Bank acquired a life insurance policy with respect to Mr. Anthony. Pursuant to the terms of that agreement, FCB Bancorp owns the insurance policy, is entitled to the cash value of the policy and is responsible for paying the associated premiums. Upon Mr. Anthony’s death while employed by FCB Bancorp, or after termination of employment by reason of retirement at age 65 or subsequent to a change-in-control, a beneficiary designated by Mr. Anthony is entitled to receive $1.05 million of the total proceeds, with FCB Bancorp entitled to the balance. The bank paid an aggregate premium in 2002 amounting to $1.0 million for this policy.

Treatment of Outstanding Stock Options upon Termination or Change-in-Control.

Termination of Employment or Affiliation. Under the terms of the FCB Bancorp 2005 Stock Option Plan, in the event an optionee ceases to be affiliated with FCB Bancorp or a subsidiary for any reason other than disability, death or termination for cause, the stock options granted to such optionee shall expire at the earlier of the expiration dates specified for the options, or ninety days after the optionee ceases to be so affiliated. During such period after cessation of affiliation, the optionee may exercise the option to the extent that it was exercisable as of the date of such termination, and thereafter the option expires in its entirety. If an optionee’s stock option agreement so provides, and if an optionee’s status as an eligible participant is terminated for cause, the options held by such person will expire thirty days after termination, although the board may, in its sole discretion, within thirty days of such termination, reinstate the option. If the option is reinstated, the optionee will be permitted to exercise the option only to the extent, for such time, and upon such terms and conditions as if the optionee’s status as an eligible participant had been terminated for a reason other than cause, disability or death, as described above.

Liquidation or Change in Control. The FCB Bancorp 2005 Stock Option Plan, and all stock options previously granted under the FCB Bancorp 2005 Stock Option Plan, terminate upon the dissolution or liquidation of FCB Bancorp, upon a consolidation, reorganization, or merger as a result of which FCB Bancorp is not the surviving corporation, or upon a sale of all or substantially all of the assets of FCB Bancorp. However, all options theretofore granted become immediately exercisable in their entirety upon the occurrence of any of the foregoing, and any options not exercised immediately upon the occurrence of any of the foregoing events will terminate unless provision is made for the assumption or substitution thereof. As a result of the acceleration provisions, even if an outstanding option were not fully vested as to all increments at the time of the event, that option will become fully vested and exercisable. All options outstanding at the time of the completion of the mergers will survive and not become immediately exercisable.

Quantification of Termination Payments and Benefits.

The table below reflects the amount of compensation to each of the FCB Bancorp named executive officers in the event of termination of such executive’s employment. The amount of compensation payable to each FCB Bancorp named executive officer upon voluntary termination, early retirement, involuntary not-for-cause termination, termination following a change of control and in the event of disability or death of the executive is shown below. The amounts shown assume that such termination was effective as of December 31, 2006, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from FCB Bancorp.

Termination Payments & Benefits

Name	Salary Continuation Agreement ($) (1)	Life Insurance ($) (2)	Unvested Options ($) (3)	Total ($)
C. G. Kum
By FCB Bancorp for “Cause” or early voluntary retirement	$0	N/A	$0	$0
Retirement upon normal retirement age (annual benefit)	$160,471	N/A	$0	$160,471
Early Involuntary Termination (lump sum)	$206,952	N/A	$0	$206,952
Change in Control (lump sum) (4)	$1,488,723	N/A	$219,300	$1,708,023
Death	N/A	$1,500,000	$0	$1,500,000
Disability (annual benefit)	$109,273		$0	$109,273
Thomas E. Anthony
By FCB Bancorp for “Cause” or early voluntary retirement	$0	N/A	$0	$0
Retirement upon normal retirement age (annual benefit)	$84,667	N/A	$0	$84,667
Early Involuntary Termination (lump sum)	$183,646	N/A	$0	$183,646
Change in Control (lump sum) (4)	$618,071	N/A	$109,650	$727,721
Death	N/A	$1,050,000	$0	$1,050,000
Disability (annual benefit)	$68,842		$0	$68,842
Romolo Santarosa
By FCB Bancorp for “Cause” or early voluntary retirement	$0	N/A	$0	$0
Retirement upon normal retirement age (annual benefit)	$85,000	N/A	$0	$85,000
Early Involuntary Termination (lump sum)	$17,778	N/A	$0	$17,778
Change in Control (lump sum) (4)	$792,660	N/A	$58,850	$851,510
Death (lump sum)	N/A	$1,250,000	$0	$1,250,000
Disability (annual benefit)	$85,000	N/A	$0	$85,000

(1)	Annual normal retirement benefits are paid to the executive in 12 equal monthly installments commencing with the month following the executive’s normal retirement date, paying the annual benefit to the executive for a period of years equal to the number of years that the executive is employed by FCB Bancorp between January 1, 2003 and the executive’s normal retirement date, not to exceed a maximum of 17 years (C. G. Kum), 15 years (Romolo Santarosa) or 11 years (Thomas Anthony).
(2)	Consists of aggregate benefit amounts under split-dollar life insurance plans.
(3)	Represents the aggregate value of stock options that vest and become exercisable immediately upon each of the triggering events listed as if such events took place on December 31, 2006, determined by the aggregate difference between the stock price as of December 31, 2006 and the strike prices of the underlying options.
(4)	A “change of control” is defined under the salary continuation agreements as the transfer of shares of FCB Bancorp’s voting common stock such that one entity or one person acquires (or is deemed to acquire under Section 318 of the Internal Revenue Code of 1986) more than 75% of FCB Bancorp’s outstanding voting common stock. Note that these change-in-control provisions were waived by the FCB Bancorp named executive officers with respect to the proposed mergers.

Compensation of Directors

The following table sets forth information concerning the compensation paid by FCB Bancorp during the 2006 fiscal year to each of its directors:

Director Compensation for 2006

Name(1)	Fees Earned or Paid in Cash ($)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Richard D. Aldridge	$24,000	$8,166	$14,934	$47,100
John W. Birchfield	$36,000	$8,166	$4,175	$48,341
Tenisha M. Fitzgerald	$24,000	$8,166	$10,740	$42,906
Syble R. Roberts	$24,000	$8,166	$3,648	$35,814
Thomas Tignino	$24,000	$0	$7,862	$31,862

(1)	C. G. Kum did not receive additional compensation for his role as a director. For information relating to Mr. Kum’s compensation as an executive officer, see the FCB Bancorp Summary Compensation Table above.
(2)	The amounts in this column represent the 2006 compensation cost of option awards granted in and prior to 2006, except that these amount do not include any estimate of forfeitures. The grant date fair value of option awards granted was determined in accordance with SFAS 123R and is recognized as compensation cost over the requisite service period. The FCB Bancorp’s 2005 Stock Option Plan is described in “— Employment Arrangements and Other Factors Affecting 2006 Compensation — 2005 Stock Option Plan.” Furthermore, the amount recognized for these awards was calculated based on the Black-Scholes-Merton formula using the assumptions described in Note 1 to FCB Bancorp’s audited consolidated financial statements for the years ended December 31, 2003 through 2005 and Note 2 of FCB Bancorp’s unaudited financial statements for the three and nine months ended on September 30, 2006 included in this document. These notes also describe the determination of fair value and compensation cost recognized for these option awards. In particular, an estimate of the number of awards that ultimately will be earned is made at the grant date. Those estimates may be revised each period. Each of Richard Aldridge, John Birchfield, Syble Roberts and Tenisha Fitzgerald received the following number of options at the following grant date fair values, calculated in accordance with SFAS 123R: 2003: 2,500 options at grant date fair value of $1.77; 2004: 2,500 options at grant date fair value of $4.24; 2005: 2,500 options at grant date fair value of $4.92; and 2006: 2,000 options at grant date fair value of $4.49. At the end of the last fiscal year, each of directors Aldridge, Birchfield, Roberts and Fitzgerald had 9,500 options outstanding.
(3)	The amounts in this column reflect 2006 director medical reimbursements and the economic value attributed to directors Aldridge, Birchfield and Fitzgerald of the life insurance benefit to such directors in 2006 with respect to life insurance policies owned by FCB Bancorp. The premiums paid by FCB Bancorp with respect to single premium split-dollar life insurance policies for the benefit of FCB Bancorp and Richard Aldridge, John Birchfield and Tenisha Fitzgerald in 2006 are not included in this column because FCB Bancorp owns such insurance policies and is therefore entitled to the cash value of the policies. In 2006, FCB Bancorp paid aggregate premiums amounting to $990,000 for these policies. The details of the arrangements with respect to these insurance policies are described below.

Directors of FCB Bancorp were paid for attendance at board and committee meetings at the rate of $2,000 per month. In addition, the Chairman of the Board received an additional $1,000 each month. Additionally, directors were reimbursed for up to $15,000 in eligible medical expenses. C. G. Kum did not receive any additional compensation for his role as a director.

In March 2006, directors Richard Aldridge, John W. Birchfield, Syble R. Roberts and Tenisha Fitzgerald each received 2,000 stock options at an exercise price of $21.00 per share. The options vest in one-third annual increments commencing after the third anniversary of the grant date and expire in March 2014. Additionally, in

July 2006, FCB Bancorp entered into split-dollar life insurance policies with Richard Aldridge, John Birchfield and Tenisha Fitzgerald in connection with which FCB Bancorp purchased life insurance policies for such directors. Pursuant to the terms of those agreements, FCB Bancorp owns the life insurance policies, is entitled to the cash value of the policies and is responsible for paying the associated premiums. Under the plan, a beneficiary designated by the director is entitled to receive $250,000 of the total proceeds upon the director’s death, with FCB Bancorp entitled to the balance. In 2006, FCB Bancorp paid aggregate premiums amounting to $990,000 for these policies.

Compensation Committee Interlocks and Insider Participation

Prior to the Mergers, the personnel committee of the FCB Bancorp board of directors was responsible for reviewing and approving FCB Bancorp’s overall compensation and benefit programs, and for administering the compensation of FCB Bancorp’s executive and senior officers. The members of FCB Bancorp’s personnel committee prior to the Mergers were: Richard D. Aldridge, Tenisha M. Fitzgerald and C. G. Kum. Mr. Kum served as FCB Bancorp’s president, chief executive officer and a member of FCB Bancorp’s board of directors. Mr. Kum did not participate in committee deliberations or voting regarding his compensation.

During the last fiscal year, none of FCB Bancorp’s executive officers served on the board of directors or compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on FCB Bancorp’s personnel committee or FCB Bancorp’s board of directors.

Compensation Committee Report

As a result of the Mergers, the personnel committee of the FCB Bancorp board of directors no longer exists. As successor to FCB Bancorp, the compensation committee of First California has reviewed and discussed with former officers and management of FCB Bancorp who are now officers and management of First California the Compensation Discussion and Analysis set forth above. In reliance on this review and discussion, the compensation committee of First California has recommended to the board of directors of First California (which is filing this Annual Report on Form 10-K on behalf of FCB Bancorp) that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

This report of the compensation committee of the First California board of directors is included herein at the direction of its members:

Donald E. Benson

Richard D. Aldridge

John W. Birchfield

W. Douglas Hile

Antoinette Hubenette

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As a result of the Mergers, FCB has ceased to exist. Accordingly, there are no longer any voting securities of FCB Bancorp.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth as of December 31, 2006 information regarding outstanding options under all of FCB Bancorp’s equity compensation plans and the number of shares available for future option grants under equity compensation plans currently in effect. All equity plans of FCB Bancorp, in addition to those of National Mercantile, and all outstanding option awards were assumed by First California in the Mergers.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plans approved by shareholders: 2005 Stock Option Plan	153,900	$18.51	46,100
Plans not approved by shareholders: None	N/A	N/A	N/A
Total	153,900	$18.51	46,100

Item 13.	Certain Relationships and Related Transactions, and Director Independence

There are no existing or proposed material transactions between us and any of our directors, executive officers or beneficial owners of 5% or more of our common stock, or the immediate family or associates of any of the foregoing persons, except as indicated below.

Some of our directors and executive officers and their immediate families, as well as the companies with which they are associated, are customers of, and have had banking transactions with, us in the ordinary course of our business, and we expect to have banking transactions with such persons in the future. In our opinion, all loans and commitments to lend made in 2005 included in such transactions were made in compliance with applicable laws, on substantially the same terms, including interest rates and collateral, as those prevailing for comparable contemporaneous transactions with other persons of similar creditworthiness, and did not involve more than a normal risk of collectability or present other unfavorable features. As of December 31, 2006, there were no outstanding loans or commitments to lend to any of our directors, officers or principal shareholders, or their associates.

Tenisha M. Fitzgerald, who serves as a director of First California Bank and FCB Bancorp, is the daughter of Richard D. Aldridge. For her service as a director of First California Bank, Ms. Fitzgerald received aggregate fees of $24,000 during 2006.

Richard D. Aldridge, who serves as the Vice Chairman of First California Bank and FCB Bancorp, is the father of Tenisha M. Fitzgerald. For his service as a director of First California Bank, Mr. Aldridge received aggregate fees of $24,000 during 2006.

John W. Birchfield, who serves as the Chairman of First California Bank and FCB Bancorp, is the son of James O. Birchfield. For his service as a director of First California Bank, John W. Birchfield received aggregate fees of $36,000 during 2006.

Diane Tignino, Vice President — Loan Officer of First California Bank, is the spouse of Thomas Tignino. For her service as a non-executive officer of First California Bank, Diane Tignino received total compensation of $84,000 during 2006.

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

Audit Fees

Audit fees include fees for the annual audit of the Company’s consolidated financial statements, review of interim financial statements included in the Company’s quarterly reports on Form 10-Q. The aggregate audit fees billed to the Company by Moss Adams, or Moss, for the years ended December 31, 2006 and 2005 totaled approximately $126,000 and $113,00, respectively.

Audit-Related Fees

Audit-related fees billed to the Company by Moss consisted primarily of certain due diligence services related to acquisition and analysis conducted by Moss in connection with such due diligence, review of registration statements filed with the Securities and Exchange Commission, and the issuance of consents and comfort letters. The aggregate audit-related fees billed to the Company by Moss for the years ended December 31, 2006 and 2005 totaled approximately $80,000 and $121,118, respectively.

Tax Fees

Tax fees include corporate tax compliance, planning and advisory services. The aggregate tax fees billed to the Company by Moss for the years ended December 31, 2006 and 2005 totaled approximately $18,250 and $18,600, respectively. Also, in 2005, in addition to the fees paid to Moss, the Company paid fees to Grant Thornton LLP (“Grant”) for tax services related to corporate tax compliance. The aggregate tax fees billed to the Company by Grant for the year ended December 31, 2005 totaled approximately $19,710.

All Other Fees

In addition to the fees described above, we paid to Moss Adams LLP fees of $1,400 and $22,535 during 2006 and 2005, respectively. The fees paid in 2006 related primarily to work performed in connection with SFAS 123R consulting and the fees paid in 2005 related primarily to work performed in connection with customer profitability and customer data analysis.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

Our audit committee’s policy is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally effective for up to one year and any pre-approval is detailed as to particular service or category of services and is generally subject to a specific budget. Our audit committee has delegated pre-approval authority to its Chairman when expedition of services is necessary. Any exercise of such pre-approval authority by the Chairman is required to be reported to the audit committee at the committee’s next scheduled meeting. The independent auditors and management are required to periodically report to the full audit committee regarding the extent of services provided by the independent auditors, and the fees for the services performed to date. All services performed by Moss Adams LLP, including audit, audit-related, tax and other services, were approved in advance in accordance with the audit committee’s policy.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) The following consolidated financial statements of FCB Bancorp are filed as part of this Annual Report.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Income Statements for each of the three years in the period ended December 31, 2006
Consolidated Statements of Stockholders’ Equity for each of the three years ended in the period ended December 31, 2006
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006
Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

Financial statement schedules other than those listed above have been omitted because they are either not applicable or the information is otherwise included.

(a)(3) Exhibits. The following is a list of exhibits filed as a part of this Annual Report.

Exhibit Number	Exhibit Title
2.1	Plan of Reorganization and Merger Agreement, dated May 19, 2005, by and between First California Bank, FCB Merger Corp. and FCB Bancorp. (3)

2.2	Agreement and Plan of Merger, dated as of June 15, 2006, by and among National Mercantile Bancorp, FCB Bancorp and First California Financial Group, Inc. (5)

3.1	Articles of Incorporation, as amended, of FCB Bancorp (2)

3.2	Bylaws of FCB Bancorp (2)

4.1	Indenture governing FCB Bancorp’s Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures due September 2035, dated September 30, 2005, between FCB Bancorp, as Issuer, and Wilmington Trust Company, as Trustee (4)

4.2	Amended and Restated Declaration of Trust, dated September 30, 2005, by and among Wilmington Trust Company, as Delaware Trustee and as Institutional Trustee, FCB Bancorp, as Sponsor, and C. G. Kum and Romolo Santarosa, as Administrators (4)

10.1	FCB Bancorp 2005 Stock Option Plan (2)

10.2	Form of FCB Bancorp Stock Option Agreement (2)

10.3	Form of FCB Bancorp Indemnifcation Agreement (2)

10.4	Salary Continuation Agreement, dated March 27, 2003, with C. G. Kum (2)

10.5	Split Dollar Agreement, dated March 27, 2003, with C. G. Kum (2)

10.6	Salary Continuation Agreement, dated March 27, 2003, with Thomas E. Anthony (2)

10.7	Split Dollar Agreement, dated March 27, 2003, with Thomas E. Anthony (2)

10.8	Agreement and Plan of Reorganization, by and among First California Bancorp, SCB Merger Corp., First California Bank, South Coast Bancorp, Inc. and South Coast Commercial Bank, dated February 2, 2005 (2)

Exhibit Number	Exhibit Title

10.9	Form of Common Stock Subscription Agreement (2)

10.10	Private Placement Agency Agreement, dated May 26, 2005, among FCB Bancorp, First California Bank and Keefe, Bruyette & Woods, Inc. (2)

10.11	Form of Registration Rights Agreement (2)

10.12	Guarantee Agreement, dated September 30, 2005, by and between FCB Bancorp, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee (4)

21.1	List of Subsidiaries of Registrant (1)

23.1	Consent of Independent Registered Public Accounting Firm (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)	Filed herewith.
(2)	Incorporated herein by reference to the Registrant’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 1, 2005.
(3)	Filed as an exhibit to the Proxy Statement/Prospectus included in the Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 8, 2005 and herein incorporated by this reference.
(4)	Filed as an exhibit to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 27, 2005 and herein incorporated herein by this reference.
(5)	Filed as Appendix A to the Joint Proxy Statement-Prospectus filed with the Securities and Exchange Commission on February 21, 2007 by First California Financial Group, Inc. and herein incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CALIFORNIA FINANCIAL GROUP, INC.
(as successor by merger to FCB Bancorp)

Date: April 2, 2007	By:	/S/ C. G. KUM
C. G. Kum
Director, President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints C. G. Kum and Romolo Santarosa, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/S/ C. G. KUM C. G. Kum	Director, President and Chief Executive Officer (Principal Executive Officer)	April 2, 2007

/S/ ROMOLO SANTAROSA Romolo Santarosa	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 2, 2007

/S/ RICHARD D. ALDRIDGE Richard D. Aldridge	Director	April 2, 2007

/S/ DONALD E. BENSON Donald E. Benson	Director	April 2, 2007

/S/ JOHN W. BIRCHFIELD John W. Birchfield	Director	April 2, 2007

/S/ JOSEPH N. COHEN Joseph N. Cohen	Director	April 2, 2007

/S/ ROBERT E. GIPSON Robert E. Gipson	Chairman of the Board of Directors	April 2, 2007

Signature	Title	Date

/S/ W. DOUGLAS HILE W. Douglas Hile	Director	April 2, 2007

/S/ ANTOINETTE HUBENETTE, M.D. Antoinette Hubenette, M.D.	Director	April 2, 2007

/S/ SYBLE R. ROBERTS Syble R. Roberts	Director	April 2, 2007

/S/ THOMAS TIGNINO Thomas Tignino	Director	April 2, 2007